Form 10-K
period 2021-12-31
ABBOTT LABORATORIES
filed 2022-02-18
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021	Commission file number 1-2189

Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (224) 667-6100 (telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	ABT	New York Stock Exchange Chicago Stock Exchange, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ⌧	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ⌧

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

The aggregate market value of the 1,730,623,501 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories’ most recently completed second fiscal quarter (June 30, 2021), was $200,631,182,471. Abbott has no non-voting common equity. Number of common shares outstanding as of January 31, 2022: 1,763,482,267

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2022 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 18, 2022.

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

The principal products included in the Diagnostic Products segment are:

●	core laboratory systems in the areas of immunoassay, clinical chemistry, hematology, and transfusion medicine, including the Alinity® family of instruments, ARCHITECT®, ABBOTT PRISM®, and Cell-Dyn®, with assays used for screening and/or diagnosis for cancer, cardiac, metabolics, drugs of abuse, fertility, general chemistries, infectious diseases such as hepatitis and HIV, therapeutic drug monitoring, and a suite of SARS-CoV-2 serology assays;
●	molecular diagnostics polymerase chain reaction (PCR) instrument systems, including Alinity® m and m2000® that automate the extraction, purification, and preparation of DNA and RNA from patient samples, and detect and measure infectious agents including HIV, hepatitis, HPV, sexually transmitted infections, SARS-CoV-2 and influenza A & B, and respiratory syncytial virus (RSV);and products for oncology with the Vysis® FISH product line of genomic-based tests;
●	point of care systems, including the i-STAT® and next-generation i-STAT® Alinity® and cartridges for testing blood gas, chemistry, electrolytes, coagulation and immunoassay;
●	rapid diagnostics lateral flow testing products in the area of infectious diseases such as SARS-CoV-2, including the BinaxNOW® and Panbio® rapid testing platforms, influenza, HIV, hepatitis, and tropical diseases such as malaria and dengue fever; molecular point-of-care testing for HIV, including the m-PIMA® HIV-1/2 Viral Load Test, and for SARS-CoV-2 and influenza A & B, RSV and strep A, including the ID NOW® rapid molecular system; cardiometabolic testing, including Afinion® and Cholestech LDX® platforms and tests; a toxicology business for drug and alcohol testing; and remote patient monitoring and consumer self-testing; and
●	informatics and automation solutions for use in laboratories, including laboratory automation systems such as the GLP track system,the RALS® point of care solution, and AlinIQ®, a suite of informatics tools and professional services.

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

The principal products included in the Nutritional Products segment are:

●	various forms of infant formula and follow-on formula, including Similac®, Similac® 360 Total Care®, Similac Pro-Advance®, Similac® Advance®, Similac® Advance® Non-GMO, Similac Pro-Sensitive®, Similac Sensitive®, Similac Sensitive® Non-GMO, Go&Grow by Similac®, Similac® NeoSure®, Similac® Organic, Similac® Special Care®, Similac Total Comfort®, Similac® For Supplementation, Isomil® Advance®, Isomil®, Alimentum®, Gain™, Grow™, Similac En Mei Li™, and Eleva™;
●	adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® Enlive®, Ensure® (with NutriVigor®), Ensure® Max Protein, Ensure® High Protein, Glucerna®, Glucerna Hunger Smart®, ProSure™, PediaSure®, PediaSure SideKicks®, PediaSure® Peptide, EleCare®, Juven®, Abound™, Pedialyte® and Zone Perfect®; and
●	nutritional products used in enteral feeding in health care institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, Freego™ (Enteral Pump) and Freego™ sets, Nepro®, and Vital®.

Primary marketing efforts for nutritional products are directed toward consumers or to securing the recommendation of Abbott’s brand of products by physicians or other health care professionals. In addition, nutritional products are also promoted directly to the public by consumer marketing efforts in markets where permitted.

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

The principal products included in the Medical Devices segment are:

●	rhythm management products, including Assurity MRI® and Endurity MRI® pacemaker systems; Ellipse®, Fortify Assura®, and Gallant™ implantable cardioverter defibrillators and Gallant and Quadra Assura MP® implantable cardioverter defibrillator with cardiac resynchronization therapy and MultiPoint® Pacing technology; and Confirm Rx® and Jot Dx™ implantable cardiac monitors;
●	electrophysiology products, including the TactiCath® family of ablation catheters and FlexAbility® irrigated ablation catheters; Ampere® RF ablation generator; EnSite® family of cardiac mapping systems; Agilis™ NxT Steerable Introducer; the Advisor® HD Grid mapping catheter; ViewFlex™ family of intracardiac echocardiography catheters; and ViewMate™ Ultrasound System;
●	heart failure related products, including the HeartMate® left ventricular device family, the CardioMEMS® HF System pulmonary artery sensor, a heart failure monitoring system, and the CentriMag® System, an acute circulatory support system;
●	vascular products, including the XIENCE® family of drug-eluting coronary stent systems developed on the Multi-Link Vision® platform; StarClose SE®, Perclose ProGlide® and Perclose ProStyle® vessel closure devices, TREK® coronary balloon dilatation products, Hi-Torque Balance Middleweight Universal II® guidewires, Supera® Peripheral Stent System, a peripheral vascular stent system; Acculink®/Accunet® and Xact®/Emboshield NAV6®, carotid stent systems; the OPTIS® integrated systems with Ultreon™ 1.0 Software, compatible with the Dragonfly OPTIS® imaging catheter and PressureWire® fractional flow reserve measurement systems; and the JETi™ peripheral thrombectomy systems for clot removal;
●	structural heart products, including MitraClip®, a transcatheter mitral valve repair system; Trifecta® Valve with Glide™ Technology, a surgical tissue heart valve; Portico® and Navitor™ transcatheter aortic heart valves; Regent™ mechanical heart valves; Amplatzer® PFO occluders; Amplatzer Amulet® occluder devices; the Tendyne® Transcatheter Mitral Valve Implantation (TMVI) system; and the TriClip® Transcatheter Tricuspid Valve Repair System;
●	continuous glucose and blood glucose monitoring systems, including test strips, sensors, data management decision software, and accessories for people with diabetes, under the FreeStyle® brand such as the FreeStyle Libre® system; and
●	neuromodulation products, including spinal cord stimulators Proclaim® Elite and Proclaim® XR Recharge-free implantable pulse generators (IPG) and Prodigy MRI® IPG, each with BurstDR® stimulation, and Proclaim® DRG IPG, a neurostimulation device designed for dorsal root ganglion therapy, for the treatment of chronic pain disorders; and the Infinity® Deep Brain Stimulation System with directional lead technology for the treatment of movement disorders.

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

INFORMATION WITH RESPECT TO ABBOTT’S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

Abbott purchases, in the ordinary course of business, raw materials and supplies essential to Abbott’s operations from numerous suppliers in the United States and around the world. Due to disruptions to the global supply chain caused in part by the COVID-19 pandemic, Abbott has experienced availability issues with some materials and electronic components.  To date, Abbott has been able to manage these challenges without significant supply disruptions or shortages for raw materials and supplies. A more detailed discussion on the COVID-19 pandemic’s disruption of the global supply chain and its resulting impact on Abbott’s business is contained in “Abbott is subject to risks related to public health crises, such as widespread outbreaks of infectious diseases like the COVID-19 pandemic.” in “Economic and Industry Risk” under “Item 1A. Risk Factors.”

Patents, Trademarks, and Licenses

Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott’s products in the United States and countries of interest to Abbott. Abbott owns or has licenses under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 3. These, and various patents which expire during the period 2022 to 2042, in the aggregate, are believed to be of material importance in the operation of Abbott’s business. Abbott believes that no single patent, license, or trademark is material in relation to Abbott’s business as a whole.

Seasonal Aspects, Customers, and Renegotiation

There are no significant seasonal aspects to Abbott’s business. Abbott has no single customer that, if the customer were lost, would have a material adverse effect on Abbott. No material portion of Abbott’s business is subject to renegotiation of profits or termination of contracts at the election of a government.

Environmental Matters

Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal, state, and various other countries’ environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott’s capital and operating expenditures for pollution control in 2021 were not material and are not expected to be material in 2022.

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

As of December 31, 2021, Abbott employed approximately 113,000 people, 70% of whom were employed outside of the U.S. Women represented 47% of Abbott’s U.S. workforce, 45% of its global workforce, and 40% of its managers.

Health and Safety

The health, safety and wellness of its employees is an Abbott priority embedded at every level of its business. Abbott’s integrated Environmental, Health and Safety organization governs health, safety and wellness at Abbott’s facilities. Abbott also maintains global policies and standards for managing employee health and safety.

Abbott takes a holistic approach to employee well-being. Abbott’s global wellness programs are designed to meet the unique needs of employees across businesses and geographies and offer a wide range of programs, including supporting the mental, financial and physical health of employees and their families. For example, for over 20 years, Abbott has annually offered Exercise Across Abbott, which is a four-week physical wellness program that encourages employees to team up with colleagues and track how many minutes they exercise each day. Over 21,000 Abbott employees across 73 countries took part in 2021.

During the COVID-19 pandemic, Abbott has taken aggressive steps to limit exposure and enhance the safety of facilities for its employees, including providing and requiring the use of personal protective equipment and at many facilities, providing vaccinations, providing and requiring onsite COVID-19 testing, and implementing social distancing. In some locations, employees also have received free over-the-counter COVID-19 tests for at-home use.

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

Diversity and Inclusion

Abbott is committed to developing a workplace that is inclusive for all. Abbott ties executive compensation to human capital management, including diversity outcomes, to sustain an inclusive culture and the fair and balanced treatment of Abbott’s employees. In 2021, Abbott issued its first-ever diversity, equity, and inclusion report, which describes Abbott’s plans, strategies, and actions to fulfill its commitment to develop an inclusive workplace.

Abbott’s employee networks play an important role in building an inclusive culture across all Abbott operations.  A member of Abbott’s senior management serves as a sponsor for each of these networks, helping to align their objectives with Abbott’s business strategies. Abbott has ten such networks, which are: Advancing Professionals Network (supporting early career employees), Asian Leadership and Cultural Network, Black Business Network, Flex Network (supporting employees with part-time and flexible schedules), LA VOICE Network (supporting Hispanic and Latino employees), disABILITY Network (supporting people with disabilities), PRIDE (supporting LGBTQ employees), Veterans Network, Women Leaders of Abbott, and Women in STEM. All Abbott employees are encouraged to join any of the employee networks.

Abbott offers professional development programs, which provide recent college graduates the opportunity to rotate through different areas of Abbott, often with the chance to work outside their home country. In 2021, 50% of the participants were women. Also, Abbott hosts hundreds of college students for paid internships. In 2021, 58% of the U.S. interns were women and 48% were minorities. Further, Abbott has offered a STEM internship program for high school students in the U.S. since 2012 and beginning in 2021, students who complete the program are eligible to receive college credit for their experience. The program’s objective is to increase the number of students pursuing STEM-related careers and contribute to a more diverse talent pipeline for Abbott. In 2021, 62% of the STEM interns were women and 68% were minorities.

Compensation and Benefits

Abbott is committed to building, retaining, and motivating a diverse talent pipeline that can meet the current and future needs of its businesses. To that end, Abbott provides market competitive compensation, healthcare benefits, continuing education benefits, pension and/or retirement savings plans, financial support for employees with student loan debt, and several programs to facilitate employees building an ownership stake in Abbott, including a global long-term incentive program for employees generally beginning at the manager level. Abbott also has procedures and processes focused on ensuring employees receive equitable compensation, regardless of race or gender or other personal characteristics.

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

Abbott’s laboratory facilities, home monitoring services,and durable medical equipment suppliers, which provide services, related products and medical devices to consumers, are subject to additional laws and regulations applicable to health care providers and suppliers that submit claims for reimbursement to third-party payors. In the United States, Medicare, Medicaid, and other third-party payors may from time to time conduct inquiries, claims audits, investigations, and enforcement actions relating to the claims or enrollment criteria.

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

The regulation of data privacy and security, and the protection of the confidentiality of certain personal information (including patient health information, financial information and other sensitive personal information), is increasing. For example, the European Union, China, various other countries, and various U.S. states (e.g., California, Virginia, and Colorado) have enacted data protection laws that contain significant compliance obligations and financial penalties for noncompliance. In addition, regulators with general consumer protection authority, such as the Federal Trade Commission and U.S. states Attorneys General, are focused on how consumer data is used by entities in the health care industry. Further, there are regulations of data privacy and security that are specific to health care companies. For example,  the U.S. Department of Health and Human Services has issued rules governing the use, disclosure, and security of protected health information, and the FDA has issued further guidance concerning cybersecurity for medical devices. In addition, certain countries have issued or are considering “data localization” laws, which limit companies’ ability to transfer protected data across country borders. Failure to comply with data privacy and security laws and regulations can result in business disruption and enforcement actions, which could include civil or criminal penalties. Transferring and managing protected information will become more challenging as laws and regulations are enacted or amended, and Abbott expects there will be increasing complexity in this area.

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

Similar to other large multi-national companies, the size and complexity of the information technology systems on which Abbott relies for both its infrastructure and products makes them susceptible to a cyber attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. These systems have been and are expected to continue to be the target of malware and other cyber attacks. In addition, third party hacking attempts may cause Abbott’s information technology systems and related products, protected data, or proprietary information to be compromised or stolen. A significant attack or other disruption could result in adverse consequences, including increased costs and expenses, manufacturing challenges or disruption, problems with product functionality, damage to customer relations, reputational damage, lost revenue, and legal or regulatory penalties.

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

Abbott invests in its systems and technology and in the protection of its products and data to reduce the risk of an attack or other significant disruption, and monitors its systems on an ongoing basis for any current or potential threats or vulnerabilities and for changes in technology and the regulatory environment. There can be no assurance that these measures and efforts will prevent future attacks or other significant disruptions to any of the systems on which Abbott relies or that related product issues will not arise in the future. Similarly, there can be no assurance that third party information technology providers with whom Abbott contracts will not suffer a significant attack or disruption that impacts customers like Abbott. Any significant breach, attack or other disruption involving Abbott’s systems or products could have a material adverse effect on Abbott’s business.

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

The manufacture of many of Abbott’s products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or the global supply chain, cyber attacks, natural disasters, and environmental factors. In addition, single suppliers are currently used for certain products and materials. If problems arise during the production of a lot or batch of product, those products may have to be discarded. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. Any of these events could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other lots, batches or products. To the extent Abbott or one of its suppliers experiences significant manufacturing problems, this could have a material adverse effect on Abbott’s revenues and profitability.

Abbott has significant indebtedness, which could adversely affect its business, including decreasing its business flexibility.

As of December 31, 2021, Abbott's consolidated indebtedness was approximately $18.1 billion. This consolidated indebtedness could have the effect, among other things, of reducing Abbott's flexibility to respond to changing business and economic conditions, and reducing funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes.

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

Abbott’s products are subject to rigorous regulation by the FDA and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a drug, medical device, diagnostic product, or nutritional product can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain, approvals for future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and substantial additional costs.

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

The expiration or loss of intellectual property protection and licenses may affect Abbott’s future revenues and operating income.

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

As a global healthcare company, public health crises, such as the widespread outbreaks of infectious diseases like the COVID-19 pandemic, may negatively impact Abbott's operations. Health concerns and significant changes in political or economic conditions caused by such outbreaks can cause significant reductions in demand for certain products, increased difficulty in serving customers, disrupt manufacturing and supply chains, and negatively affect Abbott’s operations as well as the operations of its suppliers, distributors and other third-party partners. Furthermore, such widespread outbreaks may impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates.

To date, the COVID-19 pandemic has affected Abbott's diversified health care business in various ways, with some businesses performing at the levels required to successfully meet new demands, other having faced challenges during periods when the number of COVID-19 cases significantly increased, and still others being relatively less impacted by the pandemic.

With regard to COVID-19 diagnostic testing, the FDA issued Emergency Use Authorizations (EUAs) for several COVID-19 related products in 2020 and 2021, including Abbott diagnostic tests. EUAs are authorized for the duration of the COVID-19 public health emergency unless sooner terminated or revoked. Abbott is actively pursuing the FDA’s customary regulatory approval process for various COVID-19 diagnostic tests which has uncertainty as discussed in “Abbott is subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes.” in “Legal and Regulatory Risks” under “Item 1A. Risk Factors.” Further, the demand for COVID-19 tests has been, and Abbott expects it to continue to be, highly volatile, primarily driven by the emergence and severity of new variants, which are unpredictable.

In addition, the COVID-19 pandemic has contributed to global supply chain disruptions, which has adversely impacted the cost and availability of certain raw materials, supplies, and services. While Abbott has taken actions to offset some of these inflationary pressures in its supply chain, Abbott may not be able to completely offset all the increases in its operational costs. Further, Abbott has experienced, and may continue to experience, availability issues with some services and materials used in its products. To date, Abbott has been able to manage these challenges without significant supply disruption or shortage for services, raw materials and supplies, however, no assurance can be given that these efforts will continue to be successful. Significant disruptions or shortages may result in Abbott’s inability to meet customer demand for certain of its products.

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

In the ordinary course of business, Abbott is the subject of patent litigation, such as competitor claims that an Abbott product infringes their intellectual property. Resolving an intellectual property infringement claim can be costly and time consuming and may require Abbott to enter into license agreements. Abbott cannot guarantee that it would be able to obtain license agreements on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject Abbott to significant damages or an injunction preventing the manufacture, sale or use of affected Abbott products. Any of these events could have a material adverse effect on Abbott’s profitability and financial condition.

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

Fluctuation in foreign currency exchange rates may adversely affect Abbott’s financial statements and its ability to realize projected sales and earnings.

Although Abbott’s financial statements are denominated in U.S. dollars, a significant portion of Abbott’s revenues and costs are realized in other currencies. Sales outside of the United States in 2021 made up approximately 61 percent of Abbott’s net sales. Abbott’s profitability is affected by movement of the U.S. dollar against other currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of Abbott’s assets and liabilities, as well as its cash flows. Some foreign currencies are subject to government exchange controls. While Abbott enters into hedging arrangements to mitigate some of its foreign currency exposure, Abbott cannot predict with any certainty changes in foreign currency exchange rates or its ability to mitigate these risks.

Information on the impact of foreign exchange rates on Abbott’s financial results is contained in the “Financial Review — Results of Operations” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. A discussion of the steps taken to mitigate the impact of foreign exchange is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in Abbott’s 2021 Form 10-K. Information on Abbott’s hedging arrangements is contained in Note 11 to the consolidated financial statements in this report.

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

Abbott’s business is subject to risks associated with managing a global supply chain and doing business internationally. Sales outside of the United States in 2021 made up approximately 61 percent of Abbott’s net sales. Additional risks associated with Abbott’s international operations include:

●	differing local product preferences and product requirements;
●	trade protection measures, including tariffs, import or export licensing requirements, other governmental restrictions, and changes to international trade agreements;
●	difficulty in establishing, staffing, and managing operations;

●	differing labor regulations;
●	potentially negative consequences from changes in or interpretations of tax laws;
●	political and economic instability, including sovereign debt issues;
●	restrictions on local currency conversion and/or cash extraction;
●	price controls, limitations on participation in local enterprises, expropriation, nationalization, and other governmental action;
●	inflation, recession, and fluctuations in interest rates;
●	diminished protection of intellectual property; and
●	potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery, and other similar laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act.

Events contemplated by these risks may, individually or in the aggregate, have a material adverse effect on Abbott’s revenues and profitability.

Other factors can have a material adverse effect on Abbott’s future profitability and financial condition.

Many other factors can affect Abbott’s profitability and its financial condition, including:

●	changes in or interpretations of laws and regulations, including changes in accounting standards, taxation requirements, product marketing application standards, product labeling standards, source and use laws, and environmental laws;
●	differences between the fair value measurement of assets and liabilities and their actual value, particularly for pensions, retiree health care, stock compensation, intangibles, goodwill, and contingent consideration; and for contingent liabilities such as litigation, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount;
●	changes in the rate of inflation (including the cost of raw materials, commodities, and supplies), interest rates, market value of Abbott’s equity investments, and the performance of investments held by Abbott or Abbott’s employee benefit trusts;
●	changes in the creditworthiness of counterparties that transact business with or provide services to Abbott or Abbott’s employee benefit trusts;
●	changes in business, economic, and political conditions, including: war, political instability, terrorist attacks, the threat of future terrorist activity and related military action; global climate change, extreme weather and natural disasters; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and pressure from third-party interest groups;
●	changes in Abbott’s business units and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax laws or tax rates both in the U.S. and abroad and opportunities existing now or in the future;
●	changes in the buying patterns of a major distributor, retailer,wholesaler, or other customer resulting from buyer purchasing decisions, pricing, seasonality, or other factors, or other problems with licensors, suppliers, distributors, and business partners; and
●	legal difficulties, any of which could preclude or delay commercialization of products or adversely affect profitability, including claims asserting statutory or regulatory violations, and adverse litigation decisions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, Abbott owned or leased properties totaling approximately 43 million square feet, of which approximately 65% is owned by Abbott. Abbott’s principal corporate offices are located in Illinois and are owned by Abbott.

Abbott operates 90 manufacturing facilities globally. Abbott’s facilities are deemed suitable and provide adequate productive capacity. The manufacturing facilities are used by Abbott’s reportable segments as follows:

Manufacturing
Reportable Segments	Sites
Medical Devices	27
Diagnostic Products	24
Established Pharmaceutical Products	25
Nutritional Products	14
Worldwide Total	90

Abbott’s research and development facilities in the United States are primarily located in California, Illinois, Minnesota, New Jersey, and Ohio. Abbott also has research and development facilities in various other countries, including China, Colombia, India, Singapore, Spain, and the United Kingdom.

There are no material encumbrances on the properties.

ITEM 3. LEGAL PROCEEDINGS

Abbott is involved in various claims, legal proceedings, and investigations, including (as of January 31, 2022) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Abbott is a defendant in numerous lawsuits involving certain of its specialty infant formula products administered to preterm infants. The lawsuits allege that preterm infants developed necrotizing enterocolitis as a result of being administered a cow’s milk-based preterm infant formula product, which resulted in personal injuries or death. As of January 31, 2022, there were 68 lawsuits pending in federal and state courts in which Abbott is a party. The plaintiffs seek various damages, including punitive damages. In January 2022, the U.S. Judicial Panel on Multidistrict Litigation was asked to consolidate the federal court cases for pretrial purposes. In addition, on December 15, 2021, a purported class of Canadian preterm infants filed suit in British Columbia making similar allegations against Abbott. These plaintiffs seek various damages, including punitive damages. Many of the lawsuits name another infant formula manufacturer as a co-defendant.

In June and July 2021, DexCom, Inc. (DexCom) initiated patent infringement litigation against Abbott over certain of Abbott’s continuous glucose monitoring products, including those under the FreeStyle brand, in the U.S. District Court for the Eastern District of Texas and in the Regional Court of Mannheim in Germany.  In both jurisdictions, DexCom seeks injunctive relief and monetary damages.  In all cases, Abbott asserts that it has a license to each of Dexcom’s asserted patents and that the patents are invalid and not infringed. In July 2021, Abbott sued DexCom for patent infringement over certain of DexCom’s continuous glucose monitoring products in the U.S. District Court for the District of Delaware, the Regional Courts of Mannheim and Dusseldorf in Germany, and the High Court of Justice in the United Kingdom. Abbott seeks injunctive relief and monetary damages. In December 2021, Abbott filed a breach of contract suit against DexCom in the U.S. District Court for the District of Delaware alleging that DexCom breached the parties’ 2014 Settlement and License Agreement by asserting infringement of patents against Abbott that DexCom previously licensed to Abbott.

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

Abbott’s executive officers, their ages as of February 18, 2022, and the dates of their first election as officers of Abbott are listed below. The executive officers’ principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any executive officers or directors.

Robert B. Ford, 48

2021 to present — Chairman of the Board and Chief Executive Officer, and Director.

2020 to 2021 — President and Chief Executive Officer, and Director.

2018 to 2020 — President and Chief Operating Officer, and Director since 2019.

2015 to 2018 — Executive Vice President, Medical Devices.

Elected Corporate Officer — 2008.

Hubert L. Allen, 56

2013 to present — Executive Vice President, General Counsel and Secretary.

Elected Corporate Officer — 2012.

John M. Capek, 60

2015 to present — Executive Vice President, Ventures.

Elected Corporate Officer — 2006.

Lisa D. Earnhardt, 52

2019 to present — Executive Vice President, Medical Devices.

2008 to 2019 — President, CEO, and Director, Intersect ENT (a medical technology company focused on developing treatments for ear, nose and throat conditions).

Elected Corporate Officer — 2019.

Robert E. Funck, Jr., 60

2020 to present — Executive Vice President, Finance and Chief Financial Officer.

2018 to 2020 — Senior Vice President, Finance and Controller.

2013 to 2018 — Vice President, Controller.

Elected Corporate Officer — 2005.

John F. Ginascol, 63

2019 to present — Executive Vice President, Core Diagnostics.

2008 to 2019 — Vice President, Nutrition, Supply Chain.

Elected Corporate Officer — 2008.

Joseph Manning, 53

2021 to present — Executive Vice President, Nutritional Products.

2017 to 2021 — Senior Vice President, International Nutrition.

2015 to 2017 — Vice President, Nutrition, Asia Pacific.

Elected Corporate Officer — 2015.

Mary K. Moreland, 55

2019 to present — Executive Vice President, Human Resources.

2013 to 2019 — Divisional Vice President, Compensation, Benefits and HR M&A.

Elected Corporate Officer — 2019.

Daniel Salvadori, 43

2021 to present — Executive Vice President and Group President, Established Pharmaceuticals and Nutritional Products.

2017 to 2021 — Executive Vice President, Nutritional Products.

2014 to 2017 — Senior Vice President, Established Pharmaceuticals, Latin America.

Elected Corporate Officer — 2014.

Andrea Wainer, 53

2019 to present — Executive Vice President, Rapid and Molecular Diagnostics.

2015 to 2019 — Vice President, Molecular Diagnostics.

Elected Corporate Officer — 2015.

Gregory A. Ahlberg, 55

2020 to present — Senior Vice President, Core Laboratory Diagnostics, Commercial Operations.

2017 to 2020 —Vice President, Diagnostics, Commercial Operations, Europe, Middle East and Africa.

2012 to 2017 — Divisional Vice President, USA, Abbott Diagnostics Division.

Elected Corporate Officer — 2017.

Christopher J. Calamari, 51

2021 to present — Senior Vice President, U.S. Nutrition.

2017 to 2021 — Vice President, Pediatric Nutrition.

2014 to 2017 — Divisional Vice President and General Manager, Pediatric Nutrition.

Elected Corporate Officer — 2017.

Michael D. Dale, 62

2019 to present — Senior Vice President, Structural Heart.

2017 to 2019 — Vice President, Structural Heart.

2016 to 2017 — Divisional Vice President and General Manager, Structural Heart.

2014 to 2016 — President and Chief Executive Officer, GI Dynamics, Inc. (a medical device company focused on developing gastrointestinal therapies).

Elected Corporate Officer — 2017.

Sammy Karam, 60

2019 to present — Senior Vice President, Established Pharmaceuticals, Emerging Markets.

2014 to 2019 — Divisional Vice President, Global Marketing Commercial Execution, Established Pharmaceuticals.

Elected Corporate Officer — 2019.

Fernando Mateus, 47

2021 to present — Senior Vice President, International Nutrition.

2018 to 2021 — Divisional Vice President, EURISA, Abbott International Nutrition.

2016 to 2018 — Chief Executive Officer, Exeltis USA, Inc. (a subsidiary of Exeltis, a women’s health company focused on respiratory, dermatology, and endocrinology).

Elected Corporate Officer — 2021.

Louis H. Morrone, 45

2021 to present — Senior Vice President, Rapid Diagnostics.

2017 to 2021 — Vice President, Transfusion Medicine.

2015 to 2017 — Divisional Vice President and General Manager, Transfusion Medicine, ADD.

Elected Corporate Officer — 2017.

Michael J. Pederson, 60

2021 to present — Senior Vice President, Electrophysiology

2019 to 2021 — Senior Vice President, Electrophysiology and Heart Failure.

2017 to 2019 — Senior Vice President, Cardiac Arrhythmias and Heart Failure.

2015 to 2017 — Divisional Vice President and General Manager, Abbott Electrophysiology.

Elected Corporate Officer — 2017.

Julie L. Tyler, 52

2021 to present — Senior Vice President, Abbott Vascular.

April 2021 to July 2021 — Divisional Vice President, U.S. Commercial, ADC.

2019 to 2021 — Divisional Vice President, Global Marketing, AVD.

2017 to 2019 — Divisional Vice President, U.S. Sales and Marketing Endovascular, AVD.

Elected Corporate Officer — 2021.

Jared L. Watkin, 54

2015 to present — Senior Vice President, Diabetes Care.

Elected Corporate Officer — 2015.

Alejandro D. Wellisch, 47

2017 to present — Senior Vice President, Established Pharmaceuticals, Latin America.

2014 to 2017 — General Manager, Argentina, Bolivia, Paraguay and Uruguay, Established Pharmaceuticals.

Elected Corporate Officer — 2017.

Randel W. Woodgrift, 60

2019 to present — Senior Vice President, CRM.

2017 to 2019 — Vice President, Global Operations, Cardiovascular and Neuromodulation.

2015 to 2017 — Vice President, Operations and R&D, Abbott Vascular.

Elected Corporate Officer — 2015.

Philip P. Boudreau, 49

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

Shareholders

There were 35,926 shareholders of record of Abbott common shares as of December 31, 2021.

Tax Information for Shareholders

In 2001, the Illinois Department of Commerce and Economic Opportunity (DCEO) designated Abbott as an Illinois High Impact Business (HIB) for a period not to exceed twenty years. In 2020, the DCEO granted a two year extension for Abbott's HIB designation. Dividends paid by a corporation that is designated as a HIB and conducts business in a foreign trade zone may be eligible for a subtraction from base income for Illinois income tax purposes. Abbott certified that the HIB requirements were met for the calendar year ending December 31, 2021.

If you have any questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

				(c) Total Number of	(d) Maximum Number (or
	(a) Total Number			Shares (or Units)	Approximate Dollar Value) of
	of Shares		(b) Average Price	Purchased as Part of	Shares (or Units) that May
	(or Units)		Paid per Share	Publicly Announced	Yet Be Purchased Under the
Period	Purchased		(or Unit)	Plans or Programs	Plans or Programs
October 1, 2021 — October 31, 2021	1,767,000	(1)	$127.811	1,750,000	$1,686,728,997	(2)
November 1, 2021 — November 30, 2021	4,750,000	(1)	$127.486	4,750,000	$1,081,169,672	(2)
December 1, 2021 — December 31, 2021	135	(1)	$141.000	0	$6,081,169,672	(2)
Total	6,517,135	(1)	$127.575	6,500,000	$6,081,169,672	(2)
(1)	These shares include the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options – 17,000 in October, 0 in November, and 135 in December.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)	On October 11, 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott common shares, from time to time (the “2019 Plan”). On December 10, 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott common shares, from time to time (the “2021 Plan”). The 2021 Plan is in addition to the unused portion of the 2019 Plan.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements.  Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and the measurement of net sales and costs is impacted by foreign currency translation.  Abbott’s primary products are medical devices, diagnostic testing products, nutritional products and branded generic pharmaceuticals.  Sales in international markets comprise approximately 61 percent of consolidated net sales.

In 2020 and 2021, the coronavirus (COVID-19) pandemic affected Abbott’s diversified health care businesses in various ways. As is further described below, some businesses have performed at the levels required to successfully meet new demands, others have faced challenges during periods when the number of COVID-19 cases significantly increased, and still others have been relatively less impacted by the pandemic.

Abbott’s Diagnostics segment experienced the most significant change in sales from 2019 to 2021 as a result of the COVID-19 pandemic. In 2020 and 2021, Abbott mobilized its teams across multiple fronts to develop and launch various new diagnostic tests for COVID-19.

In March 2020, Rapid Diagnostics launched a molecular test to detect COVID-19 on its ID NOW® rapid point-of-care platform in the U.S. pursuant to an Emergency Use Authorization (EUA). In August 2020, Abbott launched its BinaxNOW® COVID-19 Ag Card test, a portable, lateral flow rapid test to detect COVID-19 pursuant to an EUA in the U.S. In December 2020, Abbott received an EUA in the U.S. for virtually guided at-home use of its BinaxNOW COVID-19 Ag Card rapid test and launched the product for at-home use. In March 2021, Abbott announced that it had received an EUA in the U.S. for its over-the-counter, non-prescription BinaxNOW COVID-19 Ag Self Test for individuals with or without symptoms. In the first quarter of 2021, Abbott also received EUAs in the U.S. that allow the non-prescription use of the BinaxNOW COVID-19 Ag Card Home Test and the BinaxNOW COVID-19 Ag Card test for professional use for individuals with or without symptoms.

Outside the U.S., in September 2020, Rapid Diagnostics launched its Panbio® rapid antigen test to detect COVID-19 pursuant to a CE Mark. In October 2020, Abbott received approval by the World Health Organization for emergency use listing for the Panbio antigen test. In January 2021, Abbott received CE Mark for two new uses of its Panbio rapid antigen test: asymptomatic testing and self-swabbing under the supervision of a healthcare worker. In June 2021, Abbott announced that it had received CE Mark for its over-the-counter Panbio COVID-19 Antigen Self-Test for individuals with or without symptoms.

In 2020, Molecular Diagnostics developed and launched molecular tests to detect COVID-19 using polymerase chain reaction (PCR) methods on its m2000® RealTime lab-based platform and its Alinity® m system pursuant to EUAs in the U.S. and CE Marks. Molecular Diagnostics also developed and launched its multiplex molecular test on its Alinity m system to detect COVID-19, influenza A, influenza B, and respiratory syncytial virus (RSV) in one test. This multiplex molecular test was launched pursuant to a CE Mark in December 2020 and an EUA in the U.S. in March 2021.

In 2020 and 2021, Core Laboratory Diagnostics developed and launched various lab-based serology blood tests on its ARCHITECT® i1000SR® and ARCHITECT i2000SR® laboratory instruments and on its Alinity i system for the detection of an antibody to determine if someone was previously infected with the virus. The tests were launched under EUAs in the U.S. and CE Marks.

In 2020 and 2021, Abbott’s COVID-19 testing-related sales totaled approximately $3.9 billion and $7.7 billion, respectively, led by sales related to Abbott’s BinaxNOW, Panbio and ID NOW rapid testing platforms.  2021 volumes were affected by fluctuations in the number of COVID-19 cases, especially in the U.S., over the course of the year.  In the second quarter of 2021, demand for COVID-19 tests decreased from the previous quarter as COVID-19 vaccines were administered, COVID-19 cases and hospitalizations declined, and the U.S. health authority updated its guidance on testing for fully vaccinated individuals.  However, in the second half of 2021, as the Delta and Omicron variants of COVID-19 spread and the number of new COVID-19 cases increased, demand for rapid COVID-19 tests increased significantly.

With respect to other products sold by the Diagnostics segment, demand for routine diagnostic testing generally fluctuated as the number of COVID-19 cases changed in various geographic regions throughout the two-year period.  In 2020, in addition to negatively impacting routine core diagnostic testing volumes, the pandemic negatively affected the number of cardiovascular and neuromodulation procedures performed by health care providers globally, thereby reducing the demand for Abbott’s cardiovascular and neuromodulation devices and routine diagnostic tests.  The decrease began in February 2020 in China as that country implemented quarantine restrictions and postponed non-emergency health care activities.  The negative impact on cardiovascular and neuromodulation procedures and routine diagnostic tests expanded to other countries and geographic regions as COVID-19 spread geographically in the first half of 2020 and health care systems in these countries shifted their focus to fighting COVID-19.

The extent of the impact and the timing of a recovery in the number of procedures and routine testing in a particular country or geographic region depended upon the progression of COVID-19 cases in that country or region as well as the actions taken by the government in that country related to COVID-19.  In 2020, the recovery in procedures and routine testing volumes in China began in March 2020.  In other parts of the world, such as the U.S. and Europe, volumes improved across Abbott’s hospital-based businesses as the second quarter progressed and the improvement continued in the third quarter.  However, in the fourth quarter of 2020, the improving trends in the demand for procedures and routine testing flattened or were negatively impacted depending upon the business and the region as many countries, including the U.S., experienced an increase in the number of COVID-19 cases and hospitalizations.

While routine diagnostic testing and cardiovascular and neuromodulation procedure volumes were negatively impacted early in 2021 by elevated COVID-19 case rates, overall volumes improved over the course of the year until the latter part of 2021 when demand softened in several geographies with the emergence of another variant.

While Abbott’s branded generic pharmaceuticals business was also negatively affected by the pandemic in 2020 as COVID-19 spread across emerging market countries in the second and third quarters of 2020, volumes recovered and grew in 2021. Abbott’s nutritional and diabetes care businesses were the least affected by the pandemic as is further discussed below.

Abbott is continually monitoring the effects of the pandemic on its operations. Throughout the pandemic, Abbott has continued to ensure that its operations throughout the world are aligned with the specific governmental orders and guidelines affecting each location. Abbott has taken aggressive steps to limit exposure to COVID-19 and enhance the safety of facilities for its employees.

The demand for COVID-19 tests has been highly volatile. Abbott expects this volatility to continue as the possible emergence and severity of new variants are unpredictable. Due to the unpredictability of the duration and impact of the COVID-19 pandemic, the extent to which the pandemic will have a material effect on Abbott’s business, financial condition or results of operations is uncertain.

While Abbott’s 2021 and 2020 sales were most significantly affected by the COVID-19 pandemic, the increase in total sales over the last three years also reflects the introduction of new products across various businesses as well as higher sales of various existing products. Sales in emerging markets, which represent approximately 35 percent of total company sales, increased 19.6 percent in 2021 and 2.0 percent in 2020, excluding the impact of foreign exchange. (Emerging markets include all countries except the United States, Western Europe, Japan, Canada, Australia and New Zealand.)

Over the last three years, Abbott’s operating margin as a percentage of sales increased from 14.2 percent in 2019 to 15.5 percent in 2020 and 19.6 percent in 2021.  The increase in 2021 from 2020 reflects the impact of sales volume increases for COVID-19 tests in Rapid Diagnostics and growth across virtually all of Abbott’s businesses due, in part, to recovery from the COVID-19 pandemic, partially offset by the impact of inflation and supply chain challenges on various manufacturing inputs and transportation costs, an increase in restructuring costs, and the unfavorable effect of foreign exchange.  The increase in 2020 reflects the sales volume increases in the rapid and molecular diagnostics businesses, partially offset by lower Medical Devices sales due to the impact of the pandemic and the unfavorable effect of foreign exchange.  In addition, a reduction in the costs associated with business acquisitions and restructuring activities drove an improvement in operating margins from 2019 to 2020.

In 2021, Abbott experienced availability issues with some services and materials used in its products.  To date, Abbott has been able to manage the various supply chain challenges without significant supply disruption or shortage for services, raw materials and supplies. While Abbott expects inflationary pressures on various raw materials, packaging materials and transportation costs to continue in 2022, the impact of such cost increases is expected to be at least partially mitigated by price increases in certain businesses and the impact of continued gross margin improvement initiatives. To the extent that supply chain challenges in the industries in which Abbott operates normalize over time, this may lessen inflationary pressures.

With respect to the performance of each reportable segment over the last three years, sales in the Medical Devices segment, excluding the impact of foreign exchange, increased 19.4 percent in 2021 and decreased 3.8 percent in 2020. The sales increase in 2021 was driven by double-digit growth across all of Abbott’s Medical Devices divisions, led by Diabetes Care, Structural Heart and Electrophysiology. The sales decrease in 2020 was driven by Abbott’s cardiovascular and neuromodulation businesses due primarily to reduced procedure volumes as a result of the COVID-19 pandemic. These decreases were partially offset by double-digit growth in Diabetes Care.

In 2021, operating earnings for the Medical Devices segment increased 48.6 percent. The operating margin profile increased from 30.8 percent of sales in 2019 to 31.4 percent in 2021 primarily due to higher sales volumes in Diabetes Care and Abbott’s cardiovascular and neuromodulation businesses. This growth was partially offset by pricing pressures on drug eluting stents (DES) as a result of market competition in the U.S. and other major markets.

In 2021, key product approvals in the Medical Devices segment included:

●	CE Mark in Europe for Navitor™, Abbott’s latest-generation transcatheter aortic valve implantation (TAVI) system for patients with severe aortic stenosis who are at high or extreme surgical risk,
●	U.S. Food and Drug Administration (FDA) approval of the Amplatzer® Amulet® Left Atrial Appendage Occluder, which offers immediate closure of the left atrial appendage, an area in the heart where blood clots can form,
●	FDA approval of the Portico® with FlexNav® TAVI system to treat people with symptomatic, severe aortic stenosis who are at high or extreme risk for open heart surgery, and
●	FDA approval of the Amplatzer Talisman™ PFO Occlusion System to treat people with a patent foramen ovale – a small opening between the upper chambers of the heart – who are at risk of recurrent ischemic stroke.

In Abbott’s worldwide diagnostics business, sales increased 42.7 percent in 2021 and 40.6 percent in 2020, excluding the impact of foreign exchange. As was discussed above, sales growth in 2021 was driven by demand for Abbott's portfolio of rapid diagnostics tests for COVID-19 and higher routine diagnostics testing in the core laboratory business, partially offset by lower demand for Abbott’s laboratory-based tests for COVID-19 in the molecular diagnostics business. Growth in 2020 was driven by demand for Abbott's portfolio of COVID-19 diagnostics tests across its rapid and lab-based platforms, partially offset by lower volumes of routine laboratory testing due to the pandemic.

Abbott has regulatory approvals in the U.S., Europe, China, and other markets for the “Alinity c” and “Alinity i” instruments and has continued to build out its test menu for clinical chemistry and immunoassay diagnostics. Abbott has obtained regulatory approval for the “Alinity h” instrument for hematology in Europe and Japan. Abbott has also obtained regulatory approvals in the U.S., Europe and other markets for the “Alinity s” (blood screening) and “Alinity m” (molecular) instruments and several testing assays.

In 2021, operating earnings for the Diagnostics segment increased 68.0 percent. The operating margin profile increased from 24.8 percent of sales in 2019 to 40.0 percent in 2021 primarily due to higher sales in Rapid Diagnostics in 2020 and 2021 and increased routine diagnostics testing in 2021 in Core Laboratory Diagnostics.

In Abbott’s worldwide nutritional products business, sales over the last three years were positively impacted by numerous new product introductions, including the roll-outs of human milk oligosaccharide, or HMO, in infant formula, that leveraged Abbott’s strong brands. Sales over the last two years were also positively impacted by consumers’ interest in nutrients that help support their immune systems. Excluding the impact of foreign exchange, total adult nutrition sales increased 12.8 percent in 2021 and 10.3 percent in 2020, led by the continued growth of Ensure®, Abbott’s market-leading complete and balanced nutrition brand, and Glucerna®, Abbott’s market-leading diabetes-specific nutrition brand, across several countries. Excluding the impact of foreign exchange, total pediatric nutrition sales increased 3.3 percent in 2021 and 0.3 percent in 2020 driven by the Pedialyte®, PediaSure® and Similac® brands in the U.S. as well as infant and toddler product growth across several international markets, partially offset by challenging market dynamics in the infant category in Greater China. Operating margins for the worldwide nutritional products business decreased from 23.0 percent in 2019 to 21.3 percent in 2021. The decrease was driven by higher manufacturing and distribution costs, including commodity prices, partially offset by the impact of gross margin improvement initiatives.

The Established Pharmaceutical Products segment focuses on the sale of its products in emerging markets. Excluding the impact of foreign exchange, Established Pharmaceutical sales increased 10.4 percent in 2021 and 1.9 percent in 2020. The sales increases in 2021 and 2020 reflect higher sales in several geographies including India, China, Brazil and Russia. Operating margins decreased from 20.1 percent of sales in 2019 to 18.8 percent in 2021 primarily due to the unfavorable impact of foreign exchange, higher product costs and product mix, partially offset by the impact of gross margin improvement initiatives.

With respect to Abbott’s financial position, at December 31, 2021, Abbott’s cash and cash equivalents and short-term investments total approximately $10.2 billion compared to $7.1 billion at December 31, 2020. Abbott’s long-term debt and short-term borrowings total $18.1 billion and $18.7 billion at December 31, 2021 and 2020, respectively.

Abbott declared dividends of $1.82 per share in 2021 compared to $1.53 per share in 2020, an increase of approximately 19 percent. Dividends paid totaled $3.202 billion in 2021 compared to $2.560 billion in 2020. The year-over-year change in the amount of dividends paid primarily reflects the increase in the dividend rate. In December 2021, Abbott increased the company’s quarterly dividend by 4.4 percent to $0.47 per share from $0.45 per share, effective with the dividend paid in February 2022. In December 2020, Abbott increased the company’s quarterly dividend by 25 percent to $0.45 per share from $0.36 per share, effective with the dividend paid in February 2021.

In 2022, Abbott will focus on continuing to meet the demand for COVID-19 tests and will continue to invest in product development areas that provide the opportunity for strong sustainable growth over the next several years.  In its diagnostics business, Abbott will continue to focus on driving market adoption and geographic expansion of its Alinity suite of diagnostics instruments.  In the Medical Devices segment, Abbott will focus on expanding its market position across the various businesses.  In its nutritionals business, Abbott will continue to focus on driving growth globally and further enhancing its portfolio with the introduction of line extensions of its science-based products.  In the established pharmaceuticals business, Abbott will continue to focus on growing its business with the depth and breadth of its portfolio in emerging markets.

Critical Accounting Policies

Sales Rebates — In 2021, approximately 45 percent of Abbott’s consolidated gross revenues were subject to various forms of rebates and allowances that Abbott recorded as reductions of revenues at the time of sale. Most of these rebates and allowances in 2021 are in the Nutritional Products and Diabetes Care businesses. Abbott provides rebates to state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product.  Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from one to six months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2021, 2020 and 2019 amounted to approximately $3.9 billion, $3.3 billion and $3.1 billion, respectively, or 17.5 percent, 20.1 percent and 19.1 percent of gross sales, respectively, based on gross sales of approximately $22.3 billion, $16.6 billion and $16.3 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $223 million in 2021. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $268 million, $207 million and $169 million for cash discounts in 2021, 2020 and 2019, respectively, and $211 million, $232 million and $192 million for returns in 2021, 2020 and 2019, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott’s historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the accruals. In the WIC business, estimates are required for the amount of WIC sales within each state where Abbott holds the WIC contract. The state where the sale is made, which is the determining factor for the applicable rebated price, is reliably determinable. Rebated prices are based on contractually obligated agreements generally lasting a period of two to four years. Except for a change in contract price or a transition period before or after a change in the supplier for the WIC business in a state, accruals are based on historical redemption rates and data from the U.S. Department of Agriculture (USDA) and the states submitting rebate claims. The USDA, which administers the WIC program, has been making its data available for many years. Management also estimates the states' processing lag time based on sales and claims data. Inventory in the retail distribution channel does not vary substantially. Management has access to several large customers' inventory management data, which allows management to make reliable estimates of inventory in the retail distribution channel. At December 31, 2021, Abbott had WIC business in 36 states.

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

Pension and Post-Employment Benefits — Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott’s expected annual rates of change in the cost of health care benefits and are a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for years, can be significant in relation to the obligations and the annual cost recorded for these programs. The impact of higher interest rates and improved asset returns during 2021 significantly decreased the net actuarial losses for these plans. At December 31, 2021, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) were net losses of $3.1 billion for Abbott’s defined benefit plans and net losses of $373 million for Abbott’s medical and dental plans. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period.

Valuation of Intangible Assets — Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value at the acquisition date. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott’s critical assumptions and calculations for acquisitions of significant intangibles. Abbott reviews definite-lived intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in impairment occurs. At December 31, 2021, goodwill amounted to $23.2 billion and net intangibles amounted to $12.7 billion. Amortization expense in continuing operations for intangible assets amounted to $2.0 billion in 2021, $2.1 billion in 2020 and $1.9 billion in 2019. There was no reduction of goodwill relating to impairments in 2021, 2020 and 2019.

Litigation — Abbott accounts for litigation losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 450, “Contingencies.” Under ASC No. 450, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Abbott estimates the range of possible loss to be from approximately $30 million to $45 million for its legal proceedings and environmental exposures. Accruals of approximately $40 million have been recorded at December 31, 2021 for these proceedings and exposures. These accruals represent management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.”

Results of Operations

Sales

The following table details the components of sales growth by reportable segment for the last two years:

		Components of % Change
	Total
	% Change	Price	Volume	Exchange
Total Net Sales
2021 vs. 2020	24.5	(1.5)	24.4	1.6
2020 vs. 2019	8.5	(0.4)	10.2	(1.3)

Total U.S.
2021 vs. 2020	27.8	(1.9)	29.7	—
2020 vs. 2019	14.2	(1.1)	15.3	—

Total International
2021 vs. 2020	22.5	(1.3)	21.2	2.6
2020 vs. 2019	5.3	0.1	7.2	(2.0)

Established Pharmaceutical Products Segment
2021 vs. 2020	9.6	4.2	6.2	(0.8)
2020 vs. 2019	(4.1)	2.7	(0.8)	(6.0)

Nutritional Products Segment
2021 vs. 2020	8.5	1.0	6.7	0.8
2020 vs. 2019	3.2	0.8	3.9	(1.5)

Diagnostic Products Segment
2021 vs. 2020	44.8	(6.2)	48.9	2.1
2020 vs. 2019	40.1	(0.8)	41.4	(0.5)

Medical Devices Segment
2021 vs. 2020	21.9	(0.9)	20.3	2.5
2020 vs. 2019	(3.7)	(1.9)	(1.9)	0.1

The increase in Total Net Sales in 2021 reflects volume growth across all of Abbott’s segments. In 2021, Abbott’s COVID-19 testing-related sales totaled approximately $7.7 billion led by combined sales of approximately $6.6 billion related to Abbott’s BinaxNOW, Panbio, and ID NOW rapid testing platforms. In 2021, excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 15.2 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales in 2021 increased 13.7 percent. The price decline related to the Diagnostic Products segment in 2021 primarily reflects lower pricing for COVID-19 tests. The increase in Total Net Sales in 2020 reflects volume growth in the Diagnostics and Nutritional Products segments. In 2020, COVID-19 testing-related sales totaled approximately $3.9 billion. In Medical Devices, the 2020 impact of COVID-19 on Abbott’s cardiovascular and neuromodulation businesses was partially offset by double-digit volume growth in Diabetes Care. The price declines related to the Medical Devices segment in 2021 and 2020 primarily reflect DES pricing pressures as a result of market competition in the U.S. and other major markets.

A comparison of significant product and product group sales is as follows. Percent changes are versus the prior year and are based on unrounded numbers.

			Total	Impact of	Total Change
	2021	2020	Change	Exchange	Excl. Exchange
(dollars in millions)
Total Established Pharmaceuticals —
Key Emerging Markets	$3,539	$3,209	10%	(2)%	12%
Other	1,179	1,094	8	2	6

Nutritionals —
International Pediatric Nutritionals	2,106	2,140	(2)	1	(3)
U.S. Pediatric Nutritionals	2,192	1,987	10	—	10
International Adult Nutritionals	2,632	2,228	18	1	17
U.S. Adult Nutritionals	1,364	1,292	6	—	6

Diagnostics —
Core Laboratory	5,128	4,475	15	3	12
Molecular	1,427	1,438	(1)	2	(3)
Point of Care	536	516	4	1	3
Rapid Diagnostics	8,553	4,376	95	2	93

Medical Devices —
Rhythm Management	2,198	1,914	15	2	13
Electrophysiology	1,907	1,578	21	2	19
Heart Failure	889	740	20	1	19
Vascular	2,654	2,339	14	3	11
Structural Heart	1,610	1,247	29	2	27
Neuromodulation	781	702	11	1	10
Diabetes Care	4,328	3,267	33	4	29

			Total	Impact of	Total Change
	2020	2019	Change	Exchange	Excl. Exchange
(dollars in millions)
Total Established Pharmaceuticals —
Key Emerging Markets	$3,209	$3,392	(5)%	(8)%	3%
Other	1,094	1,094	—	1	(1)

Nutritionals —
International Pediatric Nutritionals	2,140	2,282	(6)	(2)	(4)
U.S. Pediatric Nutritionals	1,987	1,879	6	—	6
International Adult Nutritionals	2,228	2,017	11	(3)	14
U.S. Adult Nutritionals	1,292	1,231	5	—	5

Diagnostics —
Core Laboratory	4,475	4,656	(4)	(1)	(3)
Molecular	1,438	442	225	(1)	226
Point of Care	516	561	(8)	—	(8)
Rapid Diagnostics	4,376	2,054	113	1	112

Medical Devices —
Rhythm Management	1,914	2,144	(11)	—	(11)
Electrophysiology	1,578	1,721	(8)	1	(9)
Heart Failure	740	769	(4)	—	(4)
Vascular	2,339	2,850	(18)	—	(18)
Structural Heart	1,247	1,400	(11)	—	(11)
Neuromodulation	702	831	(16)	—	(16)
Diabetes Care	3,267	2,524	29	—	29

In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Total Established Pharmaceutical Products sales increased 10.4 percent in 2021 and 1.9 percent in 2020, excluding the impact of foreign exchange. The Established Pharmaceutical Products segment is focused on several key emerging markets including India, Russia, China and Brazil. Excluding the impact of foreign exchange, total sales in these key emerging markets increased 11.9 percent in 2021 and 2.6 percent in 2020 due to higher sales in several geographies including India, China, Russia and Brazil. Excluding the impact of foreign exchange, sales in Established Pharmaceuticals’ other emerging markets increased 6.0 percent in 2021 and decreased 0.5 percent in 2020.

Total Nutritional Products sales increased 7.7 percent in 2021 and 4.7 percent in 2020, excluding the impact of foreign exchange. In 2021, International Pediatric Nutritional sales, excluding the effect of foreign exchange, decreased 3.2 percent as lower sales in China, the Middle East and various countries in Southeast Asia were partially offset by higher volumes sold in various countries in Latin America and Europe. The 4.1 percent decrease in 2020 International Pediatric Nutritional sales, excluding the effect of foreign exchange, was due to challenging market dynamics in the infant category in Greater China that more than offset growth across Abbott’s pediatric products in various countries in Southeast Asia. In the U.S. Pediatric Nutritional business, sales increased 10.3 percent in 2021 and 5.8 percent in 2020, reflecting growth in Pedialyte, Similac and PediaSure.

In International Adult Nutritionals, sales increased 17.0 percent and 13.6 percent in 2021 and 2020, respectively, excluding the effect of foreign exchange, due to continued growth of Ensure and Glucerna in several countries. U.S. Adult Nutritional sales increased 5.6 percent in 2021, primarily due to growth of Ensure and Glucerna. In 2020, U.S. Adult Nutritional sales increased 4.9 percent, primarily due to growth of Ensure.

In the Diagnostics segment, Core Laboratory Diagnostics sales increased 12.4 percent in 2021 and decreased 2.8 percent in 2020, excluding the effect of foreign exchange. In 2021, growth was driven by increased volume of routine diagnostic testing performed in hospitals and other laboratories, partially offset by lower sales of Abbott’s laboratory-based tests for the detection of the IgG and IgM antibodies, which determine if someone was previously infected with the COVID-19 virus. In 2020, the decrease was due to the lower volume of routine testing performed in hospital and other laboratories due to COVID-19, partially offset by sales of Abbott’s COVID-19 laboratory-based tests for the detection of the IgG and IgM antibodies. Core Laboratory Diagnostics COVID-19 testing-related sales on Abbott’s ARCHITECT and Alinity i platforms were $204 million and $262 million in 2021 and 2020, respectively. In 2021, Core Laboratory Diagnostics sales increased 16.9 percent, excluding COVID-19 testing-related sales, and increased 14.4 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

In Molecular Diagnostics, sales decreased 2.9 percent and increased 225.7 percent in 2021 and 2020, respectively, excluding the effect of foreign exchange. In 2021, the decrease was due to lower demand for Abbott’s laboratory-based molecular tests for COVID-19 on its m2000 platform, partially offset by growth in the base business from the continued roll-out of the Alinity m platform. In 2020, the increase reflects higher volumes due to demand for Abbott’s laboratory-based molecular tests for COVID-19. Abbott received U.S. FDA approval in March 2020 for its Alinity m molecular diagnostics system. Molecular Diagnostics COVID-19 testing-related sales were $891 million and $1.0 billion in 2021 and 2020, respectively. In 2021, Molecular Diagnostics sales increased 29.2 percent, excluding COVID-19 testing-related sales, and increased 27.0 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

In Rapid Diagnostics, sales increased 93.3 percent and 112.3 percent in 2021 and 2020, respectively, excluding the effect of foreign exchange, due to strong demand for Abbott’s point-of-care COVID-19 molecular test on its ID NOW platform and its BinaxNOW COVID-19 Ag Card test in the U.S. as well as international demand for COVID-19 rapid tests on its Panbio platform.  The sales increase for 2021 also included the recovery of routine diagnostic testing.  The sales increase for 2020 also included increased testing in the first quarter for the flu in the U.S., partially offset by the unfavorable impact of COVID-19 on routine diagnostic testing in 2020.  Rapid Diagnostics COVID-19 testing-related sales were $6.6 billion and $2.6 billion in 2021 and 2020, respectively.  In 2021, Rapid Diagnostics sales increased 10.4 percent, excluding COVID-19 testing-related sales, and increased 9.2 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

In Medical Devices, sales increased 19.4 percent and decreased 3.8 percent in 2021 and 2020, respectively, excluding the effect of foreign exchange.  In 2021, the increase was driven by double-digit growth across all divisions, led by Diabetes Care, Structural Heart and Electrophysiology.  In 2020, double-digit growth in Diabetes Care was more than offset by decreases in Abbott’s cardiovascular and neuromodulation businesses due to the impact of COVID-19 and lower vascular sales in China in the fourth quarter of 2020 as a result of a new national tender program.

The 2021 and 2020 growth in Diabetes Care revenue was driven by continued growth of FreeStyle Libre, Abbott’s continuous glucose monitoring system, internationally and in the U.S. In 2021, FreeStyle Libre sales totaled $3.7 billion, which reflected a 36.8 percent increase over 2020, excluding the effect of foreign exchange. FreeStyle Libre sales in 2020 were $2.6 billion, which reflected a 42.6 percent increase, excluding the effect of foreign exchange, over 2019 when sales totaled $1.8 billion.

While procedure volumes across Abbott’s cardiovascular and neuromodulation businesses were negatively impacted early in 2021 by elevated COVID-19 case rates in certain countries, including the U.S., overall volumes improved over the course of 2021 across various businesses. The year-over-year increases in the various businesses reflect a recovery from the 2020 levels when the pandemic reduced procedure volumes as well as sales growth from pre-pandemic levels in Structural Heart, Electrophysiology, and Heart Failure, excluding the effect of foreign exchange. In January 2021, the U.S. Centers for Medicare & Medicaid Services expanded reimbursement coverage eligibility for MitraClip®, Abbott's market-leading device for the minimally invasive treatment of mitral regurgitation (MR), a leaky heart valve. The growth in Structural Heart during 2021 was broad-based across several areas of the business, including MitraClip and TriClip®, the world’s first minimally invasive, clip-based device for repair of a leaky tricuspid heart valve which was launched in Europe in May 2020.

Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott’s revenue recognition policies as discussed in Note 1 to the consolidated financial statements. Related net sales were not significant in 2021, 2020 and 2019.

The expiration of licenses and patent protection can affect the future revenues and operating income of Abbott. There are no significant patent or license expirations in the next three years that are expected to materially affect Abbott.

Operating Earnings

Gross profit margins were 52.2 percent of net sales in 2021, 50.5 percent in 2020 and 52.5 percent in 2019. In 2021, the increase primarily reflects the effects of higher sales volume, higher manufacturing utilization, and the nonrecurrence of the 2020 impairment of intangible assets, partially offset by increases in various manufacturing costs and the impact of higher restructuring charges. In 2020, the decrease primarily reflects the mix of sales across Abbott’s various businesses and operational inefficiencies due to the impact of COVID-19, as well as the increase in intangible asset amortization, the impairment of intangible assets and the unfavorable effect of foreign exchange on gross margin.

Research and development (R&D) expenses were $2.7 billion in 2021, and $2.4 billion in both 2020 and 2019. The increase in 2021 R&D spending was primarily driven by higher spending on various projects to advance products in development. R&D spending in 2020 was relatively flat compared to 2019 as the impact of the immediate expensing in 2019 of an R&D asset valued at $102 million that was acquired in conjunction with the acquisition of Cephea Valve Technologies, Inc. was partially offset by the $55 million impairment of an in-process R&D intangible asset in 2020. R&D expense in 2020 also reflects lower integration and restructuring costs in 2020 related to R&D, partially offset by higher spending on various projects.

Selling, general and administrative (SG&A) expenses increased 16.8 percent in 2021 due primarily to higher selling and marketing spending to drive growth across various businesses and the nonrecurrence of $100 million of income in 2020 from a litigation settlement. The increase in 2021 also includes charges related to certain litigation. SG&A expenses were basically flat in 2020 compared to 2019. In 2020, the favorable effect of foreign exchange, income of approximately $100 million from a litigation settlement in 2020, lower spending due to COVID-19 travel restrictions, and the impact of various cost saving initiatives were offset by higher spending to drive growth in various businesses.

Restructurings

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

In the second half of 2021, as the Delta and Omicron variants of COVID-19 spread and the number of new COVID-19 cases increased significantly, particularly in the U.S., demand for rapid COVID-19 tests increased significantly. As a result, in the second half of 2021, Abbott sold approximately $181 million of inventory that was previously estimated to have no net realizable value under the second quarter restructuring action. In addition, the estimate of other exit costs was reduced by a net $58 million as Abbott fulfilled its purchase obligations under certain contracts for which a liability was recorded in the second quarter or Abbott settled with the counterparty in the second half of 2021. As of December 31, 2021, the accrued liabilities remaining in the Consolidated Balance Sheet related to these actions total $23 million and primarily represent severance obligations.

From 2017 to 2021, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical, Inc. (St. Jude Medical) into the Medical Devices segment, and Alere Inc. (Alere) into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs. As of December 31, 2018, the accrued balance associated with these actions was $41 million. From 2019 to 2021, Abbott recorded employee-related severance and other charges totaling approximately $95 million, comprised of $10 million in 2021, $13 million in 2020, and $72 million in 2019. Approximately $31 million was recorded in Cost of products sold, approximately $5 million was recorded in Research and development, and approximately $59 million was recorded in Selling, general and administrative expense over the last three years. As of December 31, 2021, the accrued liabilities remaining in the Consolidated Balance Sheet related to these actions total $9 million.

From 2017 to 2020, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. As of December 31, 2018, the accrued balance associated with these actions was $70 million. From 2019 to 2020, Abbott recorded employee-related severance and other charges totaling approximately $102 million, comprised of $36 million in 2020 and $66 million in 2019. Approximately $22 million was recorded in Cost of products sold, approximately $30 million was recorded in Research and development, and approximately $50 million was recorded in Selling, general and administrative expense over the two years. As of December 31, 2021, the accrued liabilities remaining in the Consolidated Balance Sheet related to these actions total $24 million.

In 2021, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the diagnostics, established pharmaceuticals and nutritional businesses. Abbott recorded employee-related severance and other charges of approximately $68 million. Approximately $16 million was recorded in Cost of products sold, approximately $4 million was recorded in Research and development, and approximately $48 million was recorded in Selling, general and administrative expense. As of December 31, 2021, the accrued liabilities remaining in the Consolidated Balance Sheet related to these actions total $61 million and primarily represent severance obligations.

Interest Expense and Interest (Income)

Interest expense, net decreased $10 million in 2021 due to the reduction of interest expense driven by lower interest rates in 2021. The effects of higher cash and short-term investment balances were more than offset by the impact of lower interest rates on interest income in 2021. In 2020, interest expense, net decreased $76 million due to a reduction in interest expense resulting from the favorable impact of the euro debt financing in November 2019, the repayment of debt in December 2019 and a lower interest rate environment in 2020.

Debt Extinguishment Costs

On December 19, 2019, Abbott redeemed the $2.850 billion principal amount of its 2.9% Notes due 2021. Abbott incurred a charge of $63 million related to the early repayment of this debt.

Other (Income) Expense, net

Other (income) expense, net includes income of approximately $270 million, $205 million and $225 million in 2021, 2020 and 2019, respectively, related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans. Other (income) expense, net also includes a gain on the sale of an equity method investment in 2021 and equity investment impairments that totaled approximately $115 million in 2020.

Taxes on Earnings

The income tax rates on earnings from continuing operations were 13.9 percent in 2021, 10.0 percent in 2020, and 9.6 percent in 2019.

In 2021, taxes on earnings from continuing operations include approximately $145 million in excess tax benefits associated with share-based compensation and approximately $55 million of net tax benefits as a result of the resolution of various tax positions related to prior years.

In 2020, taxes on earnings from continuing operations include the recognition of approximately $170 million of tax benefits associated with the impairment of certain assets, approximately $140 million of net tax benefits as a result of the resolution of various tax positions related to prior years, and approximately $100 million in excess tax benefits associated with share-based compensation. In 2020, taxes on earnings from continuing operations also include a $26 million increase to the transition tax liability associated with the 2017 Tax Cuts and Jobs Act (TCJA). The $26 million increase to the transition tax liability was the result of the resolution of various tax positions related to prior years. This adjustment increased the cumulative net tax expense related to the TCJA to $1.53 billion. As of December 31, 2021, the remaining balance of Abbott’s transition tax obligation is approximately $794 million, which will be paid over the next five years as allowed by the TCJA. Earnings from discontinued operations, net of tax, in 2020 reflect the recognition of $24 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. In 2019, taxes on earnings from continuing operations included approximately $100 million in excess tax benefits associated with share-based compensation, an $86 million reduction of the transition tax and $68 million of tax expense resulting from tax legislation enacted in the fourth quarter of 2019 in India. The $86 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in 2019.

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

The specific requirements (e.g., scope of clinical trials) for obtaining regulatory approval vary across different countries and geographic regions. The process may range from one year for a bioequivalence study project to six or more years for complex formulations, new indications, or geographic expansion in specific countries, such as China.

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

In the European Union (EU), diagnostic products are also categorized into different categories and the regulatory process, which has been governed by the European In Vitro Diagnostic Medical Device Directive, depends upon the category, with certain product categories requiring review and approval by an independent company, known as a Notified Body, before the manufacturer can affix a CE mark to the product to declare conformity to the Directive.  Other products only require a self-certification process. In 2017, the EU adopted the new In Vitro Diagnostic Regulation (IVDR) which replaces the existing directive in the EU for in vitro diagnostic products and imposes additional premarket and post-market regulatory requirements on manufacturers of such products.  In December 2021, the IVDR was amended to extend the regulation’s previous two-year transition period by one to three years, with the transition period extending to May 2027 for certain devices.  However, the amendment does not delay the date of application of the IVDR itself which will take effect on May 26, 2022.

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

In the EU, medical devices are also categorized into different classes and the regulatory process, which had been governed by the European Medical Device Directive and the Active Implantable Medical Device Directive, varies by class. In the second quarter of 2017, the EU adopted the new Medical Devices Regulation (MDR) which replaced the existing directives in the EU for medical devices and imposes additional premarket and post-market regulatory requirements on manufacturers of such products. The MDR applies to manufacturers as of May 26, 2021 after a four-year transition period. Each product must bear a CE mark to show compliance with the MDR.

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

Areas of Focus

In 2022 and beyond, Abbott’s significant areas of therapeutic focus will include the following:

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

Medical Devices — Abbott’s research and development programs focus on:

●	Cardiac Rhythm Management – Development of next-generation rhythm management technologies, including advanced communication capabilities and leadless pacing therapies.
●	Heart Failure – Continued enhancements to Abbott’s mechanical circulatory support and pulmonary artery pressure systems, including enhanced clinical performance and usability.
●	Electrophysiology – Development of next-generation technologies in the areas of ablation, diagnostic, mapping, and visualization and recording.
●	Vascular – Development of next-generation technologies for use in coronary and peripheral vascular procedures.
●	Structural Heart – Development of transcatheter and surgical devices for the repair and replacement of heart valves, and occlusion therapies for congenital heart defects and stroke-risk reduction.
●	Neuromodulation – Development of additional clinical evidence and next-generation technologies leveraging digital health to improve patient and physician engagement to treat chronic pain, movement disorders and other indications.
●	Diabetes Care – Develop enhancements and additional indications for the FreeStyle Libre platform of continuous glucose monitoring products to help patients improve their ability to manage diabetes and for use beyond diabetes.

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

Core Laboratory Diagnostics — Abbott continues to commercialize its next-generation blood and plasma screening, immunoassay, clinical chemistry and hematology systems, along with assays, including a focus on unmet medical need, in various areas including infectious disease, cardiac care, metabolics, and oncology, as well as informatics solutions to help optimize diagnostics laboratory performance and automation solutions to increase efficiency in laboratories.

Molecular Diagnostics — Several new molecular in vitro diagnostic (IVD) tests are in various stages of development and launch.

Rapid Diagnostics — Abbott’s research and development programs focus on the development of diagnostic products for infectious disease, cardiometabolic disease and toxicology.

In addition, the Diagnostics segment is pursuing the FDA’s customary regulatory process for various COVID-19 tests for which EUAs were obtained.

Given the diversity of Abbott’s business, its intention to remain a broad-based health care company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years. Factors considered included research and development expenses projected to be incurred for the project over the next year relative to Abbott’s total research and development expenses, as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott’s overall market position. There were no delays in Abbott’s 2021 research and development activities that are expected to have a material impact on operations.

While the aggregate cost to complete the numerous projects currently in development is expected to be material, the total cost to complete will depend upon Abbott’s ability to successfully finish each project, the rate at which each project advances, and the ultimate timing for completion. Given the potential for significant delays and the risk of failure inherent in the development of medical device, diagnostic and pharmaceutical products and technologies, it is not possible to accurately estimate the total cost to complete all projects currently in development. Abbott plans to manage its portfolio of projects to achieve research and development spending that will be competitive in each of the businesses in which it participates, and such spending is targeted at approximately 7 percent of total Abbott sales in 2022. Abbott does not regularly accumulate or make management decisions based on the total expenses incurred for a particular development phase in a given period.

Goodwill

At December 31, 2021, goodwill recorded as a result of business combinations totaled $23.2 billion. Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs, using a quantitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. The income and market approaches are used to calculate the fair value of each reporting unit. The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value.

Financial Condition

Cash Flow

Net cash from operating activities amounted to $10.5 billion, $7.9 billion and $6.1 billion in 2021, 2020 and 2019, respectively. The increase in Net cash from operating activities in 2021 was primarily due to the favorable cash flow impact of higher segment operating earnings and improved working capital management partially offset by higher cash taxes paid and the net impact of litigation settlements. The increase in Net cash from operating activities in 2020 was primarily due to the favorable cash flow impact of higher segment operating earnings, lower payments related to interest, integration expenses, and restructuring actions, and the proceeds from a litigation settlement partially offset by an increased investment in working capital and higher income tax payments.

A substantial portion of Abbott’s cash and cash equivalents at December 31, 2021, is held by Abbott affiliates outside of the U.S.  If these funds were needed for operations in the U.S., Abbott does not expect to incur significant additional income taxes in the future to repatriate these funds.

Abbott funded $418 million in 2021, $400 million in 2020 and $382 million in 2019 to defined benefit pension plans. Abbott expects pension funding of approximately $415 million in 2022 for its pension plans. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

Debt and Capital

At December 31, 2021, Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A2 by Moody’s. Abbott expects to maintain an investment grade rating.

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

In 2021, Abbott repaid approximately $195 million on a short-term facility upon maturity. After the repayment, Abbott has no short-term debt, and as of December 31, 2021, Abbott’s total debt is $18.1 billion.

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

In 2019, Abbott committed to reducing its debt levels which had increased as part of the acquisitions of St. Jude Medical and Alere in 2017. On February 24, 2019, Abbott redeemed the $500 million outstanding principal amount of its 2.80% Notes due 2020.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. This bond redemption authorization superseded the board’s previous authorization under which $700 million had not yet been redeemed. On December 19, 2019, Abbott redeemed the $2.850 billion outstanding principal amount of its 2.90% Notes due 2021. Of the $5 billion authorization, $2.15 billion remains available as of December 31, 2021.

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

In September 2014, the board of directors authorized the repurchase of up to $3 billion of Abbott’s common shares from time to time. Under the program authorized in 2014, Abbott repurchased 48.5 million shares at a cost of $2.205 billion from 2015 through 2018, 6.3 million shares at a cost of $525 million in 2019 and 1.6 million shares at a cost of $173 million in 2020 for a total of approximately $2.9 billion. In October 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott’s common shares from time to time. In 2021, Abbott repurchased 16.6 million of its common shares for $2.016 billion which fully utilized the authorization remaining under the 2014 share repurchase program and a portion of the 2019 authorization. In December 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott’s common shares from time to time. The new authorization is in addition to the $1.081 billion unused portion of the share repurchase program authorized in 2019.

Abbott declared dividends of $1.82 per share in 2021 compared to $1.53 per share in 2020, an increase of approximately 19 percent. Dividends paid were $3.202 billion in 2021 compared to $2.560 billion in 2020. The year-over-year change in dividends paid primarily reflects the impact of the increase in the dividend rate.

Working Capital

Working capital was $11.1 billion at December 31, 2021 and $8.5 billion at December 31, 2020. The increase was due in large part to the higher level of cash and cash equivalents, which was due primarily to the increase in cash generated from operating activities, partially offset by the classification of $750 million of Senior Notes due 2022 as current liabilities at December 31, 2021 and an increase in accounts payable associated with the growth of the business.

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

Capital Expenditures

Capital expenditures of $1.9 billion in 2021, $2.2 billion in 2020 and $1.6 billion in 2019 were principally for upgrading and expanding manufacturing and research and development facilities and equipment in various segments, investments in information technology, and laboratory instruments placed with customers. The 2020 increase in capital expenditures primarily reflects the building of capacity for the manufacture of COVID-19 diagnostics tests.

Contractual Obligations

Abbott believes that its available cash and cash equivalents along with its ability to generate operating cash flow and continued access to debt markets are sufficient to fund existing and planned cash requirements. Abbott's material cash requirements include the following contractual obligations:

Debt — Principal payments required on long-term debt outstanding at December 31, 2021 are $754 million in 2022, $2.3 billion in 2023, $1.2 billion in 2024, $1.5 billion in 2025, $3.0 billion in 2026 and $9.3 billion in 2027 and thereafter. Interest payments required on long-term debt outstanding at December 31, 2021 are $579 million in 2022, $569 million in 2023, $526 million in 2024, $494 million in 2025, $463 million in 2026 and $5.8 billion in 2027 and thereafter.

Operating leases — As of December 31, 2021, estimated contractual obligations for operating lease payments were $1.351 billion, with $272 million due within 12 months.

In addition, Abbott enters into purchase commitments in the normal course of business to meet operational and capital expenditure requirements. The majority of outstanding purchase commitments generally do not extend past one year.

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

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Abbott adopted the standard on January 1, 2021. The new standard did not have an impact on its consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Market Price Sensitive Investments

The fair value of equity securities held by Abbott with a readily determinable fair value was approximately $11 million and $20 million as of December 31, 2021 and 2020, respectively. These equity securities are subject to potential changes in fair value. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2021 by approximately $2 million. Changes in the fair value of these securities are recorded in earnings. The fair value of investments in mutual funds that are held in a rabbi trust for the purpose of paying benefits under a deferred compensation plan was approximately $391 million and $366 million as of December 31, 2021 and 2020, respectively. Changes in the fair value of these investments, as well as an offsetting change in the benefit obligation, are recorded in earnings.

Non-Publicly Traded Equity Securities

Abbott holds equity securities that are not traded on public stock exchanges. The carrying value of these investments was $90 million and $113 million as of December 31, 2021 and 2020, respectively. No individual investment is recorded at a value in excess of $15 million. Abbott measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Interest Rate Sensitive Financial Instruments

At December 31, 2021 and 2020, Abbott had interest rate hedge contracts totaling $2.9 billion to manage its exposure to changes in the fair value of debt. The effect of these hedges is to change the fixed interest rate to a variable rate for the portion of the debt that is hedged. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. The fair value of long-term debt at December 31, 2021 and 2020 amounted to $21.2 billion and $22.8 billion, respectively (average interest rates of 3.4% and 3.3% as of December 31, 2021 and 2020, respectively) with maturities through 2046. At December 31, 2021 and 2020, the fair value of current and long-term investment securities amounted to approximately $1.3 billion and $1.1 billion, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or fair values.

Foreign Currency Sensitive Financial Instruments

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve to eighteen months. At December 31, 2021 and 2020, Abbott held $8.6 billion and $8.1 billion, respectively, of such contracts. Contracts held at December 31, 2021 will mature in 2022 or 2023 depending upon the contract. Contracts held at December 31, 2020 matured in 2021 or will mature in 2022 depending upon the contract.

Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2021 and 2020, Abbott held $12.2 billion and $11.0 billion, respectively, of such contracts, which mature in the next 13 months.

In November 2019, Abbott borrowed ¥59.8 billion under a 5-year term loan and designated the yen-denominated loan as a hedge of the net investment in certain foreign subsidiaries. The proceeds equated to approximately $550 million. The value of this long-term debt was approximately $521 million and $577 million as of December 31, 2021 and December 31, 2020, respectively. The change in the value of the debt, which is due to changes in foreign exchange rates, was recorded in Accumulated other comprehensive income (loss), net of tax.

The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2021 and 2020:

	2021			2020
		Weighted	Fair and		Weighted	Fair and
		Average	Carrying Value		Average	Carrying Value
	Contract	Exchange	Receivable/	Contract	Exchange	Receivable/
(dollars in millions)	Amount	Rate	(Payable)	Amount	Rate	(Payable)
Primarily U.S. dollars to be exchanged for the following currencies:
Euro	$8,698	1.1360	$90	$7,781	1.1821	$(91)
Chinese Yuan	2,148	6.5744	(35)	2,401	6.4900	(99)
Japanese Yen	1,497	111.7260	31	1,589	105.3861	(20)
All other currencies	8,426	n/a	109	7,369	n/a	(198)
Total	$20,769		$195	$19,140		$(408)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings

(in millions except per share data)

	Year Ended December 31
	2021	2020	2019
Net Sales	$43,075	$34,608	$31,904
Cost of products sold, excluding amortization of intangible assets	18,537	15,003	13,231
Amortization of intangible assets	2,047	2,132	1,936
Research and development	2,742	2,420	2,440
Selling, general and administrative	11,324	9,696	9,765
Total Operating Cost and Expenses	34,650	29,251	27,372
Operating Earnings	8,425	5,357	4,532
Interest expense	533	546	670
Interest income	(43)	(46)	(94)
Net foreign exchange (gain) loss	1	(8)	7
Debt extinguishment costs	—	—	63
Other (income) expense, net	(277)	(103)	(191)
Earnings from Continuing Operations Before Taxes	8,211	4,968	4,077
Taxes on Earnings from Continuing Operations	1,140	497	390

Earnings from Continuing Operations	7,071	4,471	3,687

Net Earnings from Discontinued Operations, net of taxes	—	24	—

Net Earnings	$7,071	$4,495	$3,687

Basic Earnings Per Common Share --
Continuing Operations	$3.97	$2.51	$2.07
Discontinued Operations	—	0.01	—
Net Earnings	$3.97	$2.52	$2.07

Diluted Earnings Per Common Share --
Continuing Operations	$3.94	$2.49	$2.06
Discontinued Operations	—	0.01	—
Net Earnings	$3.94	$2.50	$2.06

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,775	1,773	1,768
Dilutive Common Stock Options	14	13	13
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,789	1,786	1,781
Outstanding Common Stock Options Having No Dilutive Effect	—	9	61

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Comprehensive Income

(in millions)

	Year Ended December 31
	2021	2020	2019
Net Earnings	$7,071	$4,495	$3,687
Foreign currency translation gain (loss) adjustments	(980)	65	(12)
Net actuarial gains (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $340 in 2021, $(79) in 2020 and $(238) in 2019	1,201	(331)	(814)
Net gains (losses) on derivative instruments designated as cash flow hedges, net of taxes of $63 in 2021, $(87) in 2020 and $(17) in 2019	351	(215)	(53)
Other Comprehensive Income (Loss)	572	(481)	(879)
Comprehensive Income	$7,643	$4,014	$2,808

Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax as of December 31:
Cumulative foreign currency translation (loss) adjustments	$(5,839)	$(4,859)	$(4,924)
Net actuarial (losses) and prior service (cost) and credits	(2,670)	(3,871)	(3,540)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	135	(216)	(1)
Accumulated other comprehensive income (loss)	$(8,374)	$(8,946)	$(8,465)

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows

(in millions)

	Year Ended December 31
	2021	2020	2019
Cash Flow From (Used in) Operating Activities:
Net earnings	$7,071	$4,495	$3,687
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	1,491	1,195	1,078
Amortization of intangible assets	2,047	2,132	1,936
Share-based compensation	640	546	519
Investing and financing losses, net	55	425	184
Loss on extinguishment of debt	—	—	63
Trade receivables	(383)	(924)	(275)
Inventories	(456)	(493)	(593)
Prepaid expenses and other assets	(312)	(627)	(138)
Trade accounts payable and other liabilities	1,288	1,766	220
Income taxes	(908)	(614)	(545)
Net Cash From Operating Activities	10,533	7,901	6,136

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,885)	(2,177)	(1,638)
Acquisitions of businesses and technologies, net of cash acquired	(187)	(42)	(170)
Proceeds from business dispositions	134	58	48
Purchases of investment securities	(173)	(83)	(103)
Proceeds from sales of investment securities	77	10	21
Other	26	19	27
Net Cash From (Used in) Investing Activities	(2,008)	(2,215)	(1,815)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt, net and other	(204)	2	—
Proceeds from issuance of long-term debt and debt with maturities over 3 months	4	1,281	1,842
Repayments of long-term debt and debt with maturities over 3 months	(48)	(1,333)	(3,441)
Purchases of common shares	(2,299)	(403)	(718)
Proceeds from stock options exercised	255	245	298
Dividends paid	(3,202)	(2,560)	(2,270)
Other	—	(11)	—
Net Cash From (Used in) Financing Activities	(5,494)	(2,779)	(4,289)

Effect of exchange rate changes on cash and cash equivalents	(70)	71	(16)
Net Increase (Decrease) in Cash and Cash Equivalents	2,961	2,978	16
Cash and Cash Equivalents, Beginning of Year	6,838	3,860	3,844
Cash and Cash Equivalents, End of Year	$9,799	$6,838	$3,860

Supplemental Cash Flow Information:
Income taxes paid	$1,941	$970	$930
Interest paid	544	549	677

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet

(dollars in millions)

	December 31
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$9,799	$6,838
Investments, primarily bank time deposits and U.S. treasury bills	450	310
Trade receivables, less allowances of - 2021: $519; 2020: $460	6,487	6,414
Inventories:
Finished products	3,081	3,030
Work in process	694	712
Materials	1,382	1,270
Total inventories	5,157	5,012
Other prepaid expenses and receivables	2,346	1,867
Total current assets	24,239	20,441
Investments	816	821
Property and equipment, at cost:
Land	525	538
Buildings	4,007	4,014
Equipment	13,528	12,884
Construction in progress	1,304	1,357
	19,364	18,793
Less: accumulated depreciation and amortization	10,405	9,764
Net property and equipment	8,959	9,029
Intangible assets, net of amortization	12,739	14,784
Goodwill	23,231	23,744
Deferred income taxes and other assets	5,212	3,729
	$75,196	$72,548

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet

(dollars in millions)

	December 31
	2021	2020
Liabilities and Shareholders’ Investment
Current liabilities:
Short-term borrowings	$—	$213
Trade accounts payable	4,408	3,946
Salaries, wages and commissions	1,625	1,416
Other accrued liabilities	5,181	5,165
Dividends payable	831	798
Income taxes payable	306	362
Current portion of long-term debt	754	7
Total current liabilities	13,105	11,907
Long-term debt	17,296	18,527
Post-employment obligations and other long-term liabilities	8,771	9,111
Commitments and contingencies
Shareholders’ investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2021: 1,985,273,421; 2020: 1,981,156,896	24,470	24,145
Common shares held in treasury, at cost — Shares: 2021: 221,191,228; 2020: 209,926,622	(11,822)	(10,042)
Earnings employed in the business	31,528	27,627
Accumulated other comprehensive income (loss)	(8,374)	(8,946)
Total Abbott Shareholders’ Investment	35,802	32,784
Noncontrolling interests in subsidiaries	222	219
Total Shareholders’ Investment	36,024	33,003
	$75,196	$72,548

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders’ Investment

(in millions except shares and per share data)

	Year Ended December 31
	2021	2020	2019
Common Shares:
Beginning of Year
Shares: 2021: 1,981,156,896; 2020: 1,976,855,085; 2019: 1,971,189,465	$24,145	$23,853	$23,512
Issued under incentive stock programs
Shares: 2021: 4,116,525; 2020: 4,301,811; 2019: 5,665,620	173	181	209
Share-based compensation	642	548	521
Issuance of restricted stock awards	(490)	(437)	(389)
End of Year
Shares: 2021: 1,985,273,421; 2020: 1,981,156,896; 2019: 1,976,855,085	$24,470	$24,145	$23,853

Common Shares Held in Treasury:
Beginning of Year
Shares: 2021: 209,926,622; 2020: 214,351,838; 2019: 215,570,043	$(10,042)	$(10,147)	$(9,962)
Issued under incentive stock programs
Shares: 2021: 5,650,168; 2020: 6,290,757; 2019: 7,796,030	271	298	361
Purchased
Shares: 2021: 16,914,774; 2020: 1,865,541; 2019: 6,577,825	(2,051)	(193)	(546)
End of Year
Shares: 2021: 221,191,228; 2020: 209,926,622; 2019: 214,351,838	$(11,822)	$(10,042)	$(10,147)

Earnings Employed in the Business:
Beginning of Year	$27,627	$25,847	$24,560
Impact of adoption of new accounting standards	—	(5)	—
Net earnings	7,071	4,495	3,687
Cash dividends declared on common shares (per share — 2021: $1.82; 2020: $1.53; 2019: $1.32)	(3,235)	(2,722)	(2,343)
Effect of common and treasury share transactions	65	12	(57)
End of Year	$31,528	$27,627	$25,847

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(8,946)	$(8,465)	$(7,586)
Other comprehensive income (loss)	572	(481)	(879)
End of Year	$(8,374)	$(8,946)	$(8,465)

Noncontrolling Interests in Subsidiaries:
Beginning of Year	$219	$213	$198
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	3	6	15
End of Year	$222	$219	$213

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

EARNINGS PER SHARE — Unvested restricted stock units and awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares in 2021, 2020 and 2019 were $7.042 billion, $4.449 billion and $3.666 billion, respectively. Net earnings allocated to common shares in 2021, 2020 and 2019 were $7.042 billion, $4.473 billion and $3.666 billion, respectively.

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

CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of bank time deposits, U.S. government securities, money market funds and U.S. treasury bills with original maturities of three months or less. Abbott holds certain investments with a carrying value of $256 million that are accounted for under the equity method of accounting. Investments held in a rabbi trust and investments in publicly traded equity securities are recorded at fair value and changes in fair value are recorded in earnings. Investments in equity securities that are not traded on public stock exchanges are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

Note 2 — New Accounting Standards

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses, which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset. Abbott adopted the standard on January 1, 2020 and recorded a cumulative adjustment that was not significant to Earnings employed in the business in the Consolidated Balance Sheet.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Abbott adopted the standard on January 1, 2021. The new standard did not have an impact on its consolidated financial statements.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Revenue (Continued)

The following tables provide detail by sales category:

	2021			2020			2019
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$3,539	$3,539	$—	$3,209	$3,209	$—	$3,392	$3,392
Other	—	1,179	1,179	—	1,094	1,094	—	1,094	1,094
Total	—	4,718	4,718	—	4,303	4,303	—	4,486	4,486

Nutritionals —
Pediatric Nutritionals	2,192	2,106	4,298	1,987	2,140	4,127	1,879	2,282	4,161
Adult Nutritionals	1,364	2,632	3,996	1,292	2,228	3,520	1,231	2,017	3,248
Total	3,556	4,738	8,294	3,279	4,368	7,647	3,110	4,299	7,409

Diagnostics —
Core Laboratory	1,145	3,983	5,128	1,166	3,309	4,475	1,086	3,570	4,656
Molecular	566	861	1,427	621	817	1,438	149	293	442
Point of Care	384	152	536	369	147	516	438	123	561
Rapid Diagnostics	5,034	3,519	8,553	2,618	1,758	4,376	1,214	840	2,054
Total	7,129	8,515	15,644	4,774	6,031	10,805	2,887	4,826	7,713

Medical Devices —
Rhythm Management	1,018	1,180	2,198	903	1,011	1,914	1,057	1,087	2,144
Electrophysiology	778	1,129	1,907	660	918	1,578	742	979	1,721
Heart Failure	654	235	889	547	193	740	574	195	769
Vascular	915	1,739	2,654	853	1,486	2,339	1,047	1,803	2,850
Structural Heart	730	880	1,610	540	707	1,247	616	784	1,400
Neuromodulation	616	165	781	564	138	702	660	171	831
Diabetes Care	1,212	3,116	4,328	864	2,403	3,267	678	1,846	2,524
Total	5,923	8,444	14,367	4,931	6,856	11,787	5,374	6,865	12,239

Other	34	18	52	38	28	66	27	30	57

Total	$16,642	$26,433	$43,075	$13,022	$21,586	$34,608	$11,398	$20,506	$31,904

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

Remaining Performance Obligations

As of December 31, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $4 billion in the Diagnostic Products segment and approximately $435 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 16 percent over the subsequent 12 months and the remainder thereafter.

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

Assets Recognized for Costs to Obtain a Contract with a Customer

Abbott has applied the practical expedient in ASC 340-40-25-4 and records as an expense the incremental costs of obtaining contracts with customers in the period of occurrence when the amortization period of the asset that Abbott otherwise would have recognized is one year or less. Upfront commission fees paid to sales personnel as a result of obtaining or renewing contracts with customers are incremental to obtaining the contract. Abbott capitalizes these amounts as contract costs. Capitalized commission fees are amortized based on the contract duration to which the assets relate which ranges from two to ten years. The amounts as of December 31, 2021 and 2020 were not significant.

Additionally, the cost of transmitters provided to customers that use Abbott’s remote monitoring service with respect to certain medical devices are capitalized as contract costs. Capitalized transmitter costs are amortized based on the timing of the transfer of services to which the assets relate, which typically ranges from eight to ten years. The amounts as of December 31, 2021 and 2020 were not significant.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Revenue (Continued)

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Abbott’s contract liabilities arise primarily in the Medical Devices reportable segment when payment is received upfront for various multi-period extended service arrangements. Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2019	$294
Unearned revenue from cash received during the period	505
Revenue recognized related to contract liability balance	(394)
Balance at December 31, 2020	405
Unearned revenue from cash received during the period	615
Revenue recognized related to contract liability balance	(500)
Balance at December 31, 2021	$520

Note 4 — Supplemental Financial Information

Other (income) expense, net, for 2021, 2020 and 2019 includes approximately $270 million, $205 million and $225 million of income, respectively, related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans.

The following summarizes the activity related to the allowance for doubtful accounts:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2019	$228
Impact of adopting ASU 2016-13	7
Provisions/charges to income	88
Amounts charged off and other deductions	(35)
Balance at December 31, 2020	288
Provisions/charges to income	51
Amounts charged off and other deductions	(26)
Balance at December 31, 2021	$313

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

The detail of various balance sheet components is as follows:

	December 31,	December 31,
(in millions)	2021	2020
Long-term Investments:
Equity securities	$748	$776
Other	68	45
Total	$816	$821

The decrease in Abbott’s long-term investments as of December 31, 2021 versus the balance as of December 31, 2020 primarily relates to the sale of an equity method investment partially offset by the acquisition of additional investments.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Supplemental Financial Information (Continued)

Abbott’s equity securities as of December 31, 2021 and December 31, 2020, include $391 million and $366 million, respectively, of investments in mutual funds that are held in a rabbi trust acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of December 31, 2021 with a carrying value of $256 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of $90 million that do not have a readily determinable fair value. An approximately $60 million impairment of an investment was recorded in 2020 for which Abbott had previously recorded an unrealized gain of approximately $50 million in 2018.

In September 2021, Abbott acquired 100 percent of Walk Vascular, LLC (Walk Vascular), a commercial-stage medical device company with a minimally invasive thrombectomy system designed to remove peripheral blood clots. Walk Vascular’s peripheral thrombectomy system will be incorporated into Abbott’s existing endovascular portfolio. The purchase price, the allocation of acquired assets and liabilities, and the revenue and net income contributed by Walk Vascular since the date of acquisition are not material to Abbott’s consolidated financial statements.

In 2019, in conjunction with the acquisition of Cephea Valve Technologies, Inc., Abbott acquired a research & development (R&D) asset valued at $102 million, which was immediately expensed. The $102 million of expense was recorded in the Research and development line of Abbott’s Consolidated Statement of Earnings.

	December 31,	December 31,
(in millions)	2021	2020
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$364	$316
Accrued other rebates (a)	1,082	805
All other	3,735	4,044
Total	$5,181	$5,165
(a)	Accrued wholesaler chargeback rebates of $211 million and $178 million at December 31, 2021 and 2020, respectively, are netted in trade receivables because Abbott’s customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

	December 31,	December 31,
(in millions)	2021	2020
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$2,738	$3,119
Deferred income taxes	1,392	1,406
Operating lease liabilities	956	902
All other (b)	3,685	3,684
Total	$8,771	$9,111
(b)	Includes approximately $680 million and $740 million of net unrecognized tax benefits in 2021 and 2020, respectively.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5 — Accumulated Other Comprehensive Income (Loss)

The components of the changes in accumulated other comprehensive income (loss) from continuing operations, net of income taxes, are as follows:

			Cumulative
			Gains (Losses)
	Cumulative	Net Actuarial	on Derivative
	Foreign	(Losses) and	Instruments
	Currency	Prior Service	Designated as
	Translation	(Costs) and	Cash Flow
(in millions)	Adjustments	Credits	Hedges	Total
Balance at December 31, 2019	$(4,924)	$(3,540)	$(1)	$(8,465)
Other comprehensive income (loss) before reclassifications	65	(523)	(140)	(598)
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	192	(75)	117
Net current period other comprehensive income (loss)	65	(331)	(215)	(481)
Balance at December 31, 2020	(4,859)	(3,871)	(216)	(8,946)
Other comprehensive income (loss) before reclassifications	(980)	954	137	111
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	247	214	461
Net current period other comprehensive income (loss)	(980)	1,201	351	572
Balance at December 31, 2021	$(5,839)	$(2,670)	$135	$(8,374)
(a)	(Income) loss amounts reclassified from accumulated other comprehensive income related to cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost is included as a component of net periodic benefit cost – see Note 13 for additional information.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.2 billion at December 31, 2021 and $23.7 billion at December 31, 2020. Foreign currency translation adjustments decreased goodwill by $532 million in 2021 and increased goodwill by $550 million in 2020. The amount of goodwill related to reportable segments at December 31, 2021 was $2.8 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.7 billion for the Diagnostic Products segment, and $16.4 billion for the Medical Devices segment. There were no reductions of goodwill relating to impairments in 2021 and 2020.

Indefinite-lived intangible assets, which relate to IPR&D acquired in a business combination, were approximately $919 million and $1.2 billion at December 31, 2021 and 2020, respectively. The decrease is due to IPR&D assets primarily related to the Medical Devices segment that became amortizable in 2021, partially offset by an increase of approximately $80 million related to a recent acquisition. In 2020, a $55 million impairment of an IPR&D intangible asset related to the Medical Devices segment was recorded in the Research and development line of Abbott’s Consolidated Statement of Earnings.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.7 billion and $27.8 billion as of December 31, 2021 and 2020, respectively, and accumulated amortization was $15.9 billion and $14.2 billion as of December 31, 2021 and 2020, respectively. Amortizable intangible assets increased by approximately $120 million as a result of a recent acquisition and the additional assets are being amortized over 9 years. Foreign currency translation adjustments decreased intangible assets by $197 million in 2021 and increased intangible assets by $67 million in 2020. In 2021, asset impairments related to the Established Pharmaceutical Products segment decreased intangible assets by $14 million. In 2020, asset impairments related to the Medical Devices segment decreased intangible assets by $148 million. The impairments were recorded in the Cost of products sold, excluding amortization of intangible assets line of Abbott’s Consolidated Statement of Earnings. The estimated annual amortization expense for intangible assets recorded at December 31, 2021 is approximately $2.1 billion in 2022, $2.0 billion in 2023, $1.9 billion in 2024, $1.7 billion in 2025 and $1.6 billion in 2026. Amortizable intangible assets are amortized over 2 to 20 years.

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

In the second half of 2021, as the Delta and Omicron variants of COVID-19 spread and the number of new COVID-19 cases increased significantly, particularly in the U.S., demand for rapid COVID-19 tests increased significantly. As a result, in the second half of 2021, Abbott sold approximately $181 million of inventory that was previously estimated to have no net realizable value under the second quarter restructuring action. In addition, the estimate of other exit costs was reduced by a net $58 million as Abbott fulfilled its purchase obligations under certain contracts for which a liability was recorded in the second quarter or Abbott settled with the counterparty in the second half of 2021.

The following summarizes the activity related to this restructuring action and the status of the related accruals as of December 31, 2021:

	Inventory-
	Related	Fixed Asset	Other Exit
(in millions)	Charges	Write-Downs	Costs	Total
Restructuring charges recorded in 2021	$248	$80	$113	$441
Payments	—	—	(90)	(90)
Other non-cash	(248)	(80)	—	(328)
Accrued balance at December 31, 2021	$—	$—	$23	$23

From 2017 to 2021, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the Medical Devices segment, and Alere Inc. (Alere) into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs. As of December 31, 2018, the accrued balance associated with these actions was $41 million. From 2019 to 2021, Abbott recorded employee-related severance and other charges totaling approximately $95 million, comprised of $10 million in 2021, $13 million in 2020, and $72 million in 2019. Approximately $31 million was recorded in Cost of products sold, approximately $5 million was recorded in Research and development, and approximately $59 million was recorded in Selling, general and administrative expense over the last three years. As of December 31, 2021, the accrued liabilities remaining in the Consolidated Balance Sheet related to these actions total $9 million.

From 2017 to 2020, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. As of December 31, 2018, the accrued balance associated with these actions was $70 million. From 2019 to 2020, Abbott recorded employee-related severance and other charges totaling approximately $102 million, comprised of $36 million in 2020 and $66 million in 2019. Approximately $22 million was recorded in Cost of products sold, approximately $30 million was recorded in Research and development, and approximately $50 million was recorded in Selling, general and administrative expense over the two years. As of December 31, 2021, the accrued liabilities remaining in the Consolidated Balance Sheet related to these actions total $24 million.

In 2021, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the diagnostics, established pharmaceuticals, nutritional, and medical devices businesses. Abbott recorded employee-related severance and other charges of approximately $68 million. Approximately $16 million was recorded in Cost of products sold, approximately $4 million was recorded in Research and development, and approximately $48 million was recorded in Selling, general and administrative expense.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7 — Restructuring Plans (Continued)

The following summarizes the activity for these restructurings:

(in millions)
Restructuring charges in 2021	$68
Payments and other adjustments	(7)
Accrued balance at December 31, 2021	$61

Note 8 — Incentive Stock Program

The 2017 Incentive Stock Program authorizes the granting of nonqualified stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2021, Abbott granted 2,865,115 stock options, 497,373 restricted stock awards and 4,721,696 restricted stock units under this program.

Under Abbott’s stock incentive programs, the purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options generally vest equally over three years. Restricted stock awards generally vest over three years, with no more than one-third of the award vesting in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of options and restricted stock awards and units is recognized as expense over the requisite service period, which may be shorter than the vesting period if an employee is retirement eligible. Forfeitures are estimated at the time of grant. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott generally issues new shares for exercises of stock options. As a policy, Abbott does not purchase its shares relating to its share-based programs.

In April 2017, Abbott’s shareholders authorized the 2017 Incentive Stock Program under which a maximum of 170 million shares were available for issuance. At December 31, 2021, approximately 102 million shares remained available for future issuance.

The following table summarizes stock option activity for the year ended December 31, 2021 and the outstanding stock options as of December 31, 2021.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
(intrinsic values in millions)	Options	Exercise Price	Life (Years)	Intrinsic Value
Outstanding at December 31, 2020	28,919,886	$55.65	6.0	$1,557
Granted	2,865,115	123.70
Exercised	(4,495,454)	40.48
Lapsed	(89,696)	106.80
Outstanding at December 31, 2021	27,199,851	$65.16	5.7	$2,056
Exercisable at December 31, 2021	20,387,490	$53.49	4.9	$1,779

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8 — Incentive Stock Program (Continued)

The following table summarizes restricted stock awards and units activity for the year ended December 31, 2021.

		Weighted
		Average
		Grant-Date
	Share Units	Fair Value
Outstanding at December 31, 2020	12,492,868	$78.19
Granted	5,219,069	123.85
Vested	(6,507,761)	73.54
Forfeited	(645,651)	98.13
Outstanding at December 31, 2021	10,558,525	$102.40

The fair market value of restricted stock awards and units vested in 2021, 2020 and 2019 was $809 million, $631 million and $588 million, respectively.

The total intrinsic value of options exercised in 2021, 2020 and 2019 was $393 million, $279 million and $315 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2021 amounted to approximately $450 million, which is expected to be recognized over the next three years.

Total non-cash stock compensation expense charged against income from continuing operations in 2021, 2020 and 2019 for share-based plans totaled approximately $640 million, $546 million and $519 million, respectively, and the tax benefit recognized was approximately $267 million, $200 million and $197 million, respectively. Stock compensation cost capitalized as part of inventory is not significant.

The table below summarizes the fair value of an option granted in 2021, 2020 and 2019 and the assumptions included in the Black-Scholes option-pricing model used to estimate the fair value:

	2021	2020	2019
Fair value	$24.17	$14.39	$14.50
Risk-free interest rate	0.8%	1.3%	2.5%
Average life of options (years)	6.0	6.0	6.0
Volatility	23.8%	19.4%	19.8%
Dividend yield	1.5%	1.6%	1.7%

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9 — Debt and Lines of Credit

The following is a summary of long-term debt at December 31:

(in millions)	2021	2020
2.55% Notes, due 2022	$750	$750
0.875% Notes, due 2023	1,294	1,398
3.40% Notes, due 2023	1,050	1,050
5-year term loan due 2024	521	577
0.10% Notes, due 2024	670	724
3.875% Notes, due 2025	500	500
2.95% Notes, due 2025	1,000	1,000
1.50% Notes, due 2026	1,294	1,398
3.75% Notes, due 2026	1,700	1,700
0.375% Notes, due 2027	670	724
1.15% Notes, due 2028	650	650
1.40% Notes, due 2030	650	650
4.75% Notes, due 2036	1,650	1,650
6.15% Notes, due 2037	547	547
6.00% Notes, due 2039	515	515
5.30% Notes, due 2040	694	694
4.75% Notes, due 2043	700	700
4.90% Notes, due 2046	3,250	3,250
Unamortized debt issuance costs	(78)	(87)
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	23	144
Total carrying amount of long-term debt	18,050	18,534
Less: Current portion	754	7
Total long-term portion	$17,296	$18,527

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

The 2.80% Notes were redeemed under a bond redemption authorization approved by the board of directors in 2018. The 2.9% Notes were redeemed under a bond redemption authorization approved by the board of directors in September 2019 for the early redemption of up to $5 billion of outstanding long-term notes. The 2019 bond redemption authorization superseded the board’s 2018 authorization. Of the $5 billion authorization, $2.15 billion remains available as of December 31, 2021.

Principal payments required on long-term debt outstanding at December 31, 2021 are $754 million in 2022, $2.3 billion in 2023, $1.2 billion in 2024, $1.5 billion in 2025, $3.0 billion in 2026 and $9.3 billion in 2027 and thereafter.

At December 31, 2021, Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A2 by Moody’s.

In December 2021, Abbott repaid a short-term facility for approximately $195 million. After the repayment, Abbott has no short-term borrowings. Abbott’s weighted-average interest rate on short-term borrowings was 0.4% at December 31, 2020 and 2019.

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

As Abbott’s leases typically do not provide an implicit rate, the interest rate used to determine the present value of the payments under each lease typically reflects Abbott’s incremental borrowing rate based on information available at the lease commencement date. Abbott’s incremental borrowing rates at January 1, 2019 were used for operating leases that commenced prior to January 1, 2019 when ASC No. 842 was adopted.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Leases (Continued)

The following table provides information related to Abbott’s operating leases:

(in millions, except weighted averages)	2021	2020	2019
Operating lease cost (a)	$359	$329	$314
Cash paid for amounts included in the measurement of operating lease liabilities	287	264	253
ROU assets arising from entering into new operating lease obligations	343	396	310
Weighted average remaining lease term at December 31 (in years)	8	8	8
Weighted average discount rate at December 31	2.7%	3.2%	3.9%
(a)	Includes short-term lease expense and variable lease costs, which were immaterial in the years ended December 31, 2021, 2020 and 2019.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2021 were as follows:

(in millions)
2022	$272
2023	234
2024	178
2025	142
2026	118
Thereafter	407
Total future minimum lease payments – undiscounted	1,351
Less: imputed interest	(150)
Present value of lease liabilities	$1,201

The following table summarizes the amounts and location of operating lease ROU assets and lease liabilities:

(in millions)	December 31, 2021	December 31, 2020	Balance Sheet Caption

Operating Lease - ROU Asset	$1,153	$1,101	Deferred income taxes and other assets

Operating Lease Liability:
Current	$245	$241	Other accrued liabilities
Non-current	956	902	Post-employment obligations and other long-term liabilities
Total Liability	$1,201	$1,143

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Leases (Continued)

Leases where Abbott is the Lessor

Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for reagents and other consumables. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. The allocation of revenue between the lease and non-lease components is based on standalone selling prices. Operating lease revenue represented less than 3 percent of Abbott’s total net sales in the years ended December 31, 2021, 2020 and 2019.

Assets related to operating leases are reported within Net property and equipment on the Consolidated Balance Sheet. The original cost and the net book value of such assets were $3.5 billion and $1.6 billion, respectively, as of December 31, 2021 and $3.3 billion and $1.4 billion, respectively, as of December 31, 2020.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $8.6 billion at December 31, 2021, and $8.1 billion at December 31, 2020, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of December 31, 2021 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At December 31, 2021 and 2020, Abbott held gross notional amounts of $12.2 billion and $11.0 billion, respectively, of such foreign currency forward exchange contracts.

In November 2019, Abbott borrowed ¥59.8 billion under a 5-year term loan and designated the yen-denominated loan as a hedge of the net investment in certain foreign subsidiaries. The proceeds equated to approximately $550 million. The value of this long-term debt was approximately $521 million and $577 million as of December 31, 2021 and December 31, 2020, respectively. The change in the value of the debt, which is due to changes in foreign exchange rates, was recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at December 31, 2021 and 2020, to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets			Fair Value — Liabilities
(in millions)	2021	2020	Balance Sheet Caption	2021	2020	Balance Sheet Caption
Interest rate swaps designated as fair value hedges	$87	$210	Deferred income taxes and other assets	$—	$—	Post-employment obligations and other long-term liabilities
Foreign currency forward exchange contracts:
Hedging instruments	222	30	Other prepaid expenses and receivables	65	433	Other accrued liabilities
Others not designated as hedges	70	60	Other prepaid expenses and receivables	32	65	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	521	577	Long-term debt
	$379	$300		$618	$1,075

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income.

	Gain (loss) Recognized in			Income (expense) and
	Other Comprehensive			Gain (loss) Reclassified
	Income (loss)			into Income
(in millions)	2021	2020	2019	2021	2020	2019	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$164	$(207)	$9	$(252)	$102	$79	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	56	(31)	4	n/a	n/a	n/a	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	(123)	162	148	Interest expense

A gain of $19 million, a loss of $171 million and a gain of $75 million were recognized in 2021, 2020 and 2019, respectively, related to foreign currency forward exchange contracts not designated as hedges. These amounts are reported in the Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

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

	2021		2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Long-term Investment Securities:
Equity securities	$748	$748	$776	$776
Other	68	68	45	45
Total long-term debt	(18,050)	(21,152)	(18,534)	(22,809)
Foreign Currency Forward Exchange Contracts:
Receivable position	292	292	90	90
(Payable) position	(97)	(97)	(498)	(498)
Interest Rate Hedge Contracts:
Receivable position	87	87	210	210
(Payable) position	—	—	—	—

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable
(in millions)	Balances	Markets	Inputs	Inputs
December 31, 2021:
Equity securities	$402	$402	$—	$—
Interest rate swap derivative financial instruments	87	—	87	—
Foreign currency forward exchange contracts	292	—	292	—
Total Assets	$781	$402	$379	$—

Fair value of hedged long-term debt	$2,926	$—	$2,926	$—
Foreign currency forward exchange contracts	97	—	97	—
Contingent consideration related to business combinations	130	—	—	130
Total Liabilities	$3,153	$—	$3,023	$130

December 31, 2020:
Equity securities	$386	$386	$—	$—
Interest rate swap derivative financial instruments	210	—	210	—
Foreign currency forward exchange contracts	90	—	90	—
Total Assets	$686	$386	$300	$—

Fair value of hedged long-term debt	$3,049	$—	$3,049	$—
Foreign currency forward exchange contracts	498	—	498	—
Contingent consideration related to business combinations	68	—	—	68
Total Liabilities	$3,615	$—	$3,547	$68

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

Contingent consideration relates to businesses acquired by Abbott. The increase in contingent consideration during the year primarily reflects the fair value of the contingent consideration that resulted from a recent acquisition; the fair value of such contingent consideration was determined based on an independent appraisal. The maximum amount for certain contingent consideration is not determinable as it is based on a percent of certain sales. Excluding such contingent consideration, the maximum amount that may be due under the other contingent consideration arrangements was estimated at December 31, 2021 to be approximately $230 million, which is dependent upon attaining certain sales thresholds or upon the occurrence of certain events, such as regulatory approvals. The increase from the estimate at December 31, 2020 of approximately $200 million reflects the additional contingent consideration that resulted from a recent acquisition, partially offset by the expiration of certain contingent consideration arrangements.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $30 million to $45 million. The recorded accrual balance at December 31, 2021 for these proceedings and exposures was approximately $40 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

			Medical and Dental
	Defined Benefit Plans		Plans
(in millions)	2021	2020	2021	2020
Projected benefit obligations, January 1	$13,129	$11,238	$1,567	$1,556
Service cost — benefits earned during the year	391	336	56	46
Interest cost on projected benefit obligations	248	300	33	42
(Gains) losses, primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	(463)	1,305	(16)	(5)
Benefits paid	(340)	(327)	(74)	(73)
Other, including foreign currency translation	(192)	277	—	1
Projected benefit obligations, December 31	$12,773	$13,129	$1,566	$1,567
Plan assets at fair value, January 1	$12,018	$10,277	$353	$360
Actual return (loss) on plan assets	1,521	1,463	56	46
Company contributions	418	400	35	20
Benefits paid	(340)	(327)	(74)	(73)
Other, including foreign currency translation	(149)	205	—	—
Plan assets at fair value, December 31	$13,468	$12,018	$370	$353
Projected benefit obligations less (greater) than plan assets, December 31	$695	$(1,111)	$(1,196)	$(1,214)
Long-term assets	$2,270	$824	$—	$—
Short-term liabilities	(31)	(29)	(2)	(1)
Long-term liabilities	(1,544)	(1,906)	(1,194)	(1,213)
Net asset (liability)	$695	$(1,111)	$(1,196)	$(1,214)
Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$3,062	$4,559	$412	$486
Prior service cost (credits)	(5)	(5)	(39)	(67)
Total	$3,057	$4,554	$373	$419

The $463 million of defined benefit plan gains in 2021 that decreased the projected benefit obligations primarily reflect the year-over-year increase in the discount rates used to measure the obligations. The $1.3 billion of defined benefit plan losses in 2020 that increased the projected benefit obligations primarily reflect the year-over-year decline in the discount rates used to measure the obligations. The projected benefit obligations for non-U.S. defined benefit plans were $3.7 billion and $4.1 billion at December 31, 2021 and 2020, respectively. The accumulated benefit obligations for all defined benefit plans were $11.5 billion and $11.9 billion at December 31, 2021 and 2020, respectively.

For plans where the projected benefit obligations exceeded plan assets at December 31, 2021 and 2020, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2021	2020
Projected benefit obligation	$2,632	$8,946
Fair value of plan assets	1,057	7,010

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2021 and 2020, the aggregate accumulated benefit obligations, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2021	2020
Accumulated benefit obligation	$1,406	$2,459
Projected benefit obligation	1,554	2,773
Fair value of plan assets	136	965

The components of the net periodic benefit cost were as follows:

				Medical and
	Defined Benefit Plans			Dental Plans
(in millions)	2021	2020	2019	2021	2020	2019
Service cost — benefits earned during the year	$391	$336	$250	$56	$46	$23
Interest cost on projected benefit obligations	248	300	337	33	42	52
Expected return on plans’ assets	(843)	(770)	(710)	(27)	(28)	(27)
Amortization of actuarial losses	317	255	132	29	21	22
Amortization of prior service cost (credits)	1	1	1	(28)	(28)	(32)
Total net cost	$114	$122	$10	$63	$53	$38

Other comprehensive income (loss) for each respective year includes the amortization of actuarial losses and prior service costs (credits) as noted in the previous table. Other comprehensive income (loss) for each respective year also includes: net actuarial gains of $1.141 billion for defined benefit plans and a gain of $45 million for medical and dental plans in 2021; net actuarial losses of $611 million for defined benefit plans and a gain of $23 million for medical and dental plans in 2020, and net actuarial losses of $944 million for defined benefit plans and a loss of $190 million for medical and dental plans in 2019. The net actuarial gains in 2021 are primarily due to the favorable impact of actual asset returns in excess of expected returns and the year-over-year increase in discount rates. The net actuarial losses in 2020 are primarily due to the year-over-year decline in discount rates partially offset by the impact of actual asset returns in excess of expected returns.

The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2021	2020	2019
Discount rate	2.7%	2.3%	3.0%
Expected aggregate average long-term change in compensation	4.3%	4.3%	4.3%

The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2021	2020	2019
Discount rate	2.3%	3.0%	4.0%
Expected return on plan assets	7.5%	7.5%	7.5%
Expected aggregate average long-term change in compensation	4.3%	4.3%	4.3%

The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2021	2020	2019
Health care cost trend rate assumed for the next year	7%	8%	9%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2026	2025	2025

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

The following table summarizes the bases used to measure the defined benefit and medical and dental plan assets at fair value:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable	Measured at
(in millions)	Balances	Markets	Inputs	Inputs	NAV (j)
December 31, 2021:
Equities:
U.S. large cap (a)	$3,664	$2,403	$—	$—	$1,261
U.S. mid and small cap (b)	936	876	—	4	56
International (c)	2,902	591	—	—	2,311
Fixed income securities:
U.S. government securities (d)	366	21	325	—	20
Corporate debt instruments (e)	1,709	434	1,260	—	15
Non-U.S. government securities (f)	626	33	1	—	592
Other (g)	510	87	111	—	312
Absolute return funds (h)	1,934	476	—	—	1,458
Cash and Cash Equivalents	266	35	—	—	231
Other (i)	925	2	—	—	923
	$13,838	$4,958	$1,697	$4	$7,179
December 31, 2020:
Equities:
U.S. large cap (a)	$3,410	$2,202	$—	$—	$1,208
U.S. mid and small cap (b)	775	721	—	3	51
International (c)	2,654	542	—	—	2,112
Fixed income securities:
U.S. government securities (d)	475	23	289	—	163
Corporate debt instruments (e)	1,408	425	908	—	75
Non-U.S. government securities (f)	523	16	—	—	507
Other (g)	503	159	72	—	272
Absolute return funds (h)	1,618	462	—	—	1,156
Cash and Cash Equivalents	281	19	—	—	262
Other (i)	724	9	—	—	715
	$12,371	$4,578	$1,269	$3	$6,521
(a)	A mix of index funds and actively managed equity accounts that are benchmarked to various large cap indices.
(b)	A mix of index funds and actively managed equity accounts that are benchmarked to various mid and small cap indices.
(c)	A mix of index funds and actively managed pooled investment funds that are benchmarked to various non-U.S. equity indices in both developed and emerging markets.
(d)	A mix of index funds and actively managed accounts that are benchmarked to various U.S. government bond indices.
(e)	A mix of index funds and actively managed accounts that are benchmarked to various corporate bond indices.
(f)	Primarily United Kingdom, Canada, Japan and Eurozone government bonds.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

(g)	Primarily asset backed securities, bank loans and actively managed, diversified fixed income vehicles benchmarked to Libor.
(h)	Primarily hedge funds and funds invested by managers that have a global mandate with the flexibility to allocate capital broadly across a wide range of asset classes and strategies including, but not limited to equities, fixed income, commodities, interest rate futures, currencies and other securities to outperform an agreed upon benchmark with specific return and volatility targets.
(i)	Primarily investments in private funds, such as private equity, private credit, private real estate and private energy funds.
(j)	Investments measured at fair value using the net asset value (NAV) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company are valued at the NAV provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund minus its liabilities. For approximately half of these funds, investments may be redeemed once per week or month, with a required 2 to 30 day notice period. For the remaining funds, daily redemption of an investment is allowed. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry recognized vendors. Abbott did not have any unfunded commitments related to fixed income funds at December 31, 2021 and 2020. Fixed income securities in a common collective trust or a registered investment company are valued at the NAV provided by the fund administrator. For the majority of these funds, investments may be redeemed either weekly or monthly, with a required 2 to 14 day notice period. For the remaining funds, investments may be generally redeemed daily.

Absolute return funds are valued at the NAV provided by the fund administrator. All private funds are valued at the NAV provided by the fund on a one-quarter lag adjusted for known cash flows and significant events through the reporting date. Abbott did not have any unfunded commitments related to absolute return funds at December 31, 2021 and 2020. Investments in these funds may be generally redeemed monthly or quarterly with required notice periods ranging from 5 to 90 days. For approximately $290 million and $150 million of the absolute return funds, redemptions are subject to a 33 percent gate and a 25 percent gate, respectively, and $50 million is subject to a lock until 2022. Investments in the private funds cannot be redeemed but the funds will make distributions through liquidation. The estimate of the liquidation period for each fund ranges from 2022 to 2031. Abbott’s unfunded commitment in these funds was $585 million and $523 million as of December 31, 2021 and 2020, respectively.

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

Abbott funds its domestic pension plans according to IRS funding limitations. International pension plans are funded according to similar regulations. Abbott funded $418 million in 2021 and $400 million in 2020 to defined pension plans. Abbott expects to contribute approximately $415 million to its pension plans in 2022.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

Total benefit payments expected to be paid to participants, which includes payments funded from company assets, as well as paid from the plans, are as follows:

	Defined	Medical and
(in millions)	Benefit Plans	Dental Plans
2022	$350	$75
2023	365	75
2024	387	77
2025	408	78
2026	429	79
2027 to 2031	2,485	410

The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott’s contributions to this plan were $181 million in 2021, $164 million in 2020 and $158 million in 2019.

Note 14 — Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

In 2021, taxes on earnings from continuing operations include approximately $145 million in excess tax benefits associated with share-based compensation and approximately $55 million of net tax benefits as a result of the resolution of various tax positions related to prior years.

In 2020, taxes on earnings from continuing operations include the recognition of approximately $170 million of tax benefits associated with the impairment of certain assets, approximately $140 million of net tax benefits as a result of the resolution of various tax positions related to prior years, and approximately $100 million in excess tax benefits associated with share-based compensation. In 2020, taxes on earnings from continuing operations also include a $26 million increase to the transition tax liability associated with the 2017 TCJA. The $26 million increase to the transition tax liability was the result of the resolution of various tax positions related to prior years. This adjustment increased the cumulative net tax expense related to the TCJA to $1.53 billion. The one-time transition tax is based on Abbott’s total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. The tax computation also requires the determination of the amount of post-1986 E&P considered held in cash and other specified assets. As of December 31, 2021, the remaining balance of Abbott’s transition tax obligation is approximately $794 million, which will be paid over the next five years as allowed by the TCJA. Earnings from discontinued operations, net of tax, in 2020 reflect the recognition of $24 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. In 2019, taxes on earnings from continuing operations included approximately $100 million in excess tax benefits associated with share-based compensation, an $86 million reduction of the transition tax and $68 million of tax expense resulting from tax legislation enacted in the fourth quarter of 2019 in India. The $86 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in 2019.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Taxes on Earnings from Continuing Operations (Continued)

Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows:

(in millions)	2021	2020	2019
Earnings From Continuing Operations Before Taxes:
Domestic	$3,264	$1,588	$889
Foreign	4,947	3,380	3,188
Total	$8,211	$4,968	$4,077

(in millions)	2021	2020	2019
Taxes on Earnings From Continuing Operations:
Current:
Domestic	$859	$39	$291
Foreign	790	566	590
Total current	1,649	605	881
Deferred:
Domestic	(355)	(18)	(305)
Foreign	(154)	(90)	(186)
Total deferred	(509)	(108)	(491)
Total	$1,140	$497	$390

Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2021	2020	2019
Statutory tax rate on earnings from continuing operations	21.0%	21.0%	21.0%
Impact of foreign operations	(3.9)	(3.3)	(5.0)
Impact of TCJA and other related items	—	0.5	(2.1)
Foreign-derived intangible income benefit	(1.1)	(1.0)	(2.0)
Domestic impairment loss	(0.1)	(2.7)	—
Excess tax benefits related to stock compensation	(1.7)	(1.9)	(2.5)
Research tax credit	(0.6)	(1.0)	(1.2)
Resolution of certain tax positions pertaining to prior years	(0.7)	(2.8)	—
Intercompany restructurings and integration	0.1	0.5	—
State taxes, net of federal benefit	0.4	0.5	0.8
All other, net	0.5	0.2	0.6
Effective tax rate on earnings from continuing operations	13.9%	10.0%	9.6%

Impact of foreign operations is primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, Costa Rica, Singapore, and Malta.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Taxes on Earnings from Continuing Operations (Continued)

The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

(in millions)	2021	2020
Deferred tax assets:
Compensation and employee benefits	$618	$1,003
Other, primarily reserves not currently deductible, and NOL’s and credit carryforwards	2,425	2,483
Trade receivable reserves	206	196
Inventory reserves	169	146
Lease liabilities	273	259
Deferred intercompany profit	261	254
Total deferred tax assets before valuation allowance	3,952	4,341
Valuation allowance	(1,180)	(1,160)
Total deferred tax assets	2,772	3,181
Deferred tax liabilities:
Depreciation	(330)	(297)
Right of Use lease assets	(264)	(251)
Other, primarily the excess of book basis over tax basis of intangible assets	(2,364)	(2,876)
Total deferred tax liabilities	(2,958)	(3,424)
Total net deferred tax assets (liabilities)	$(186)	$(243)

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

The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

(in millions)	2021	2020
January 1	$1,210	$1,175
Increase due to current year tax positions	143	190
Increase due to prior year tax positions	748	97
Decrease due to prior year tax positions	(119)	(144)
Settlements	(35)	(27)
Lapse of statute	(39)	(81)
December 31	$1,908	$1,210

The 2021 increase due to prior year tax positions includes approximately $714 million of international tax positions for which a deferred tax asset has not been recorded because recognition of the future benefit is not expected.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $1.12 billion. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease within a range of $50 million to $60 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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

	Net Sales to External Customers (a)			Operating Earnings (a)
(in millions)	2021	2020	2019	2021	2020	2019
Established Pharmaceutical Products	$4,718	$4,303	$4,486	$889	$794	$904
Nutritional Products	8,294	7,647	7,409	1,763	1,751	1,705
Diagnostic Products	15,644	10,805	7,713	6,256	3,725	1,912
Medical Devices	14,367	11,787	12,239	4,514	3,038	3,769
Total Reportable Segments	43,023	34,542	31,487	$13,422	$9,308	$8,290
Other	52	66	57
Total	$43,075	$34,608	$31,904
(a)	In 2021, the impact of foreign exchange favorably impacted net sales and unfavorably impacted operating earnings. In 2020 and 2019, the impact of foreign exchange unfavorably impacted net sales and operating earnings.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Segment and Geographic Area Information (Continued)

(in millions)	2021	2020	2019
Total Reportable Segment Operating Earnings	$13,422	$9,308	$8,290
Corporate functions and benefit plan costs	(801)	(518)	(468)
Net interest expense	(490)	(500)	(576)
Loss on extinguishment of debt	—	—	(63)
Share-based compensation	(640)	(546)	(519)
Amortization of intangible assets	(2,047)	(2,132)	(1,936)
Other, net (b)	(1,233)	(644)	(651)
Earnings from Continuing Operations Before Taxes	$8,211	$4,968	$4,077
(b)	Other, net includes integration costs associated with the acquisition of St. Jude Medical and Alere and restructuring charges in 2021, 2020 and 2019. 2021 restructuring charges include Abbott’s restructuring plan for its COVID-19 test manufacturing network. Other, net for 2021 also includes costs related to certain litigation. Other, net in 2020 also includes costs related to asset impairments, partially offset by income from the settlement of litigation. Charges for restructuring actions and other cost reduction initiatives were approximately $375 million in 2021, $125 million in 2020 and $215 million in 2019.

				Additions to
	Depreciation			Property and Equipment			Total Assets
(in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Established Pharmaceuticals	$94	$88	$98	$169	$109	$109	$2,789	$2,888	$2,858
Nutritionals	151	143	139	174	201	141	3,425	3,478	3,274
Diagnostics	760	488	403	980	1,263	726	7,699	7,696	5,235
Medical Devices	285	281	266	348	402	532	7,261	6,893	6,640
Total Reportable Segments	1,290	1,000	906	1,671	1,975	1,508	$21,174	$20,955	$18,007
Other	201	195	172	201	218	160
Total	$1,491	$1,195	$1,078	$1,872	$2,193	$1,668

(in millions)	2021	2020
Total Reportable Segment Assets	$21,174	$20,955
Cash and investments	11,065	7,969
Goodwill and intangible assets	35,970	38,528
All other (c)	6,987	5,096
Total Assets	$75,196	$72,548
(c)	All other includes the long-term assets associated with the defined benefit plans of $2.27 billion in 2021 and $824 million in 2020.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Segment and Geographic Area Information (Continued)

	Net Sales to External
	Customers (d)
(in millions)	2021	2020	2019
United States	$16,642	$13,022	$11,398
Germany	2,572	2,108	1,751
China	2,392	1,965	2,346
Japan	1,695	1,386	1,435
India	1,561	1,323	1,397
Canada	1,385	841	573
Switzerland	1,313	1,140	1,068
All Other Countries	15,515	12,823	11,936
Consolidated	$43,075	$34,608	$31,904

(d)Sales by country are based on the country that sold the product.

Long-lived assets on a geographic basis primarily include property and equipment. It excludes goodwill, intangible assets, deferred tax assets, and financial instruments. At December 31, 2021 and 2020, long-lived assets totaled $13.1 billion and $11.7 billion, respectively, and in the United States such assets totaled $6.8 billion and $6.1 billion, respectively. Long-lived asset balances associated with other countries were not material on an individual country basis in either of the two years.

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

Abbott’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2021, the company’s internal control over financial reporting was effective based on those criteria.

Abbott’s independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company’s internal control over financial reporting. This report appears on page 78.

Robert B. Ford

Chairman of the Board and Chief Executive Officer

Robert E. Funck, Jr.

Executive Vice President, Finance and Chief Financial Officer

Philip P. Boudreau

Vice President, Finance and Controller

February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

As described in Note 14 to the consolidated financial statements, unrecognized tax benefits were approximately $1.9 billion at December 31, 2021. Unrecognized tax benefits are assessed by management quarterly for identification and measurement, or more frequently if there are any indicators suggesting change in unrecognized tax benefits. Assessing tax positions involves judgement including interpreting tax laws of multiple jurisdictions and assumptions relevant to the measurement of an unrecognized tax benefit, including the estimated amount of tax liability that may be incurred should the tax position not be sustained upon inspection by a tax authority. These judgements and assumptions can significantly affect unrecognized tax benefits.

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

February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on Internal Control over Financial Reporting

We have audited Abbott Laboratories and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Abbott Laboratories and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

February 18, 2022

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

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting. Management’s report on Abbott’s internal control over financial reporting is included on page 75 hereof. The report of Abbott’s independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 78 hereof.

Changes in internal control over financial reporting. During the quarter ended December 31, 2021, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Nominees for Election as Directors,” “Committees of the Board of Directors,” and “Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting” to be included in the 2022 Abbott Laboratories Proxy Statement. The 2022 Proxy Statement will be filed on or about March 18, 2022. Also incorporated herein by reference is the text found under the caption, “Information About Our Executive Officers” on pages 17 through 20 hereof.

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

ITEM 11. EXECUTIVE COMPENSATION

The material to be included in the 2022 Proxy Statement under the headings “Director Compensation” and “Executive Compensation” is incorporated herein by reference. The 2022 Proxy Statement will be filed on or about March 18, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.

The following table presents information as of December 31, 2021 about our compensation plans under which Abbott common shares have been authorized for issuance.

(c)
Number of
	(a)		securities remaining
	Number of		available for
	securities to be	(b)	future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders (1)	26,609,935	$65.93	90,958,732
Equity compensation plans not approved by security holders	0	—	0
Total (1)(2)	26,609,935	$65.93	90,958,732

(1)	(i)

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

Purchase cycles are generally six months long and usually begin on August 1 and February 1. On the last day of each purchase cycle, Abbott uses participant contributions to acquire Abbott common shares. The shares may be either authorized but unissued shares, treasury shares, or shares acquired on the open market. The purchase price is typically 85% of the lower of the fair market value of the shares on the purchase date or on the first day of that purchase cycle. As the number of shares subject to outstanding options is indeterminable, columns (a) and (b) of the above table do not include information on the Employee Stock Purchase Plan. As of December 31, 2021, an aggregate of 10,638,639 common shares were available for future issuance under the Employee Stock Purchase Plan, including shares subject to purchase during the current purchase cycle.

In April 2017, the 2009 Employee Stock Purchase Plan for Non-U.S. Employees was amended and restated as the Abbott Laboratories 2017 Employee Stock Purchase Plan for Non-U.S. Employees.

(2)

Not included in the table: St. Jude Medical, Inc. Plans. In 2017, in connection with the acquisition of St. Jude Medical, Inc., options outstanding under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, as Amended and Restated (2014) were assumed by Abbott and converted into Abbott options of substantially equivalent value. As of December 31, 2021, 589,916 options remained outstanding under these plans. These options have a weighted average purchase price of $30.61. No further awards will be granted under these plans.

For additional information concerning the Abbott Laboratories 2009 Incentive Stock Program, the Abbott Laboratories 2017 Incentive Stock Program, and the Abbott Laboratories 2017 Employee Stock Purchase Plan for Non-U.S. Employees, see the discussion in Note 8 entitled “Incentive Stock Program” of the Notes to Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.”

(b)    Information Concerning Security Ownership.  Incorporated herein by reference is the material under the heading “Security Ownership of Executive Officers and Directors” and “Information Concerning Security Ownership” in the 2022 Proxy Statement. The 2022 Proxy Statement will be filed on or about March 18, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2022 Proxy Statement under the headings “The Board of Directors,” “Committees of the Board of Directors,” and “Approval Process for Related Person Transactions” is incorporated herein by reference. The 2022 Proxy Statement will be filed on or about March 18, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material to be included in the 2022 Proxy Statement under the headings “Audit Fees and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor” is incorporated herein by reference. The 2022 Proxy Statement will be filed on or about March 18, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Documents filed as part of this Form 10-K.

(1)   Financial Statements: See Item 8, “Financial Statements and Supplementary Data,” on page 40 hereof, for a list of financial statements.

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
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05 of Regulation S-X

(3)    Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is set forth in Item 15(b) below.

(b)    Exhibits filed.

10-K Exhibit Table Item No.

3.1	*	Amended and Restated Articles of Incorporation of Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on April 26, 2021.

3.2	*	By-Laws of Abbott Laboratories, as amended and restated effective December 10,2021, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on December 10,2021.

4.1	*

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

10-K Exhibit Table Item No.

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

4.36		Description of Registrant’s Securities.

10.1	*	Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**

10.2	*	Abbott Laboratories Deferred Compensation Plan, as amended, filed as Exhibit 10.2 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.3	*	Abbott Laboratories 401(k) Supplemental Plan, as amended and restated, filed as Exhibit 10.3 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**

10.4	*	Abbott Laboratories Supplemental Pension Plan, as amended and restated, filed as Exhibit 10.4 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.5	*	1986 Abbott Laboratories Management Incentive Plan, as amended and restated, filed as Exhibit 10.5 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.6	*	1998 Abbott Laboratories Performance Incentive Plan, as amended, filed as Exhibit 10.6 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.7	*	Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.7 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**

10.8	*	Abbott Laboratories 2009 Incentive Stock Program, as amended and restated, filed as Exhibit 10.9 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.9	*

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

Form of Performance Restricted Stock Unit Agreement for foreign employees (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.56 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.57	*

Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.57 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.58	*

Form of Performance Restricted Stock Agreement (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program , filed as Exhibit 10.58 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.59	*

Form of Performance Restricted Stock Agreement (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.59 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.60	*

Form of Performance Restricted Stock Unit Agreement for foreign executive officers (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.60 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.61	*

Form of Performance Restricted Stock Unit Agreement for foreign executive officers (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.61 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.62	*

Form of Performance Restricted Stock Agreement for executive officers (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.62 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.63	*

Form of Performance Restricted Stock Agreement for executive officers (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.63 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.64	*

Form of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated November 30, 2012.**

10.65	*

Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), extending the agreement term to December 31, 2022, filed as Exhibit 10.66 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.66	*	Form of Time Sharing Agreement between Abbott Laboratories Inc. and M.D. White, filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.**

10-K Exhibit Table Item No.

10.67	*	Form of Time Sharing Agreement between Abbott Laboratories Inc. and Robert B. Ford, filed as Exhibit 10.68 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.68	†

St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2014), filed as Exhibit 10.22 to St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended January 3, 2015 dated February 26, 2015.**

10.69	†

Form of Non-Qualified Stock Option Agreement (Global) and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.24 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012 dated February 26, 2013.**

10.70	†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.25 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012, dated February 26, 2013.**

10.71	†

Form of Restricted Stock Units Award Agreement (Global) and related Restricted Stock Units Award Certificate for restricted stock units granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.27 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012, dated February 26, 2013.**

10.72	*	Management Savings Plan, as amended and restated, filed as Exhibit 10.75 to the 2019 Abbott Laboratories Annual Report on Form 10-K).**

10.73	*	Abbott Overseas Managers Pension Plan, as amended and restated, filed as Exhibit 10.74 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.74	*

Five Year Credit Agreement, dated as of November 12, 2020, among Abbott Laboratories, as borrower, various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.75 to the 2020 Abbott Laboratories Annual Report on Form 10-K.

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

10-K Exhibit Table Item No.

101

The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 18, 2022, formatted in Inline XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Balance Sheet; (v) Consolidated Statement of Shareholders’ Investment; and (vi) the notes to the consolidated financial statements.

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

(c)    Financial Statement Schedule filed (page 94).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES

By	/s/ ROBERT B. FORD
Robert B. Ford Chairman of the Board and Chief Executive Officer

Date:	February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 18, 2022 in the capacities indicated below.

/s/ ROBERT B. FORD	/s/ ROBERT E. FUNCK, JR.
Robert B. Ford	Robert E. Funck, Jr.
Chairman of the Board and Chief Executive Officer, and Director of Abbott Laboratories (principal executive officer)	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)

/s/ PHILIP P. BOUDREAU
Philip P. Boudreau
Vice President, Finance and Controller (principal accounting officer)

/s/ ROBERT J. ALPERN	/s/ ROXANNE S. AUSTIN
Robert J. Alpern, M.D.	Roxanne S. Austin
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ SALLY E. BLOUNT	/s/ PAOLA GONZALEZ
Sally E. Blount, Ph.D.	Paola Gonzalez
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ MICHELLE A. KUMBIER	/s/ DARREN W. MCDEW
Michelle A. Kumbier Director of Abbott Laboratories	Darren W. McDew Director of Abbott Laboratories

/s/ NANCY MCKINSTRY	/s/ WILLIAM A. OSBORN
Nancy McKinstry	William A. Osborn
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ MICHAEL F. ROMAN	/s/ DANIEL J. STARKS
Michael F. Roman	Daniel J. Starks
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ JOHN G. STRATTON	/s/ GLENN F. TILTON
John G. Stratton	Glenn F. Tilton
Director of Abbott Laboratories	Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(in millions of dollars)

			Amounts
	Balance	Provisions/	Charged Off
Allowances for Doubtful	at Beginning	Charges	and Other	Balance at
Accounts and Product Returns	of Year	to Income	Deductions	End of Year
2021	$460	$145	$(86)	$519
2020	384	187	(111)	460
2019	314	137	(68)	384

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2021 and 2020, for each of the three years in the period ended December 31, 2021, and have issued our report thereon dated February 18, 2022 (included elsewhere in this Annual Report on Form 10-K). Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K (the “schedule”). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Chicago, Illinois

February 18, 2022