Form 10-Q
period 2022-03-31
ABBOTT LABORATORIES
filed 2022-05-03
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, Abbott Laboratories had 1,750,942,289 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended
	March 31
	2022	2021
Net sales	$11,895	$10,456

Cost of products sold, excluding amortization of intangible assets	4,987	4,401
Amortization of intangible assets	512	509
Research and development	697	654
Selling, general and administrative	2,787	2,783
Total operating cost and expenses	8,983	8,347

Operating earnings	2,912	2,109

Interest expense	131	135
Interest (income)	(14)	(11)
Net foreign exchange (gain) loss	(3)	3
Other (income) expense, net	(78)	(61)
Earnings before taxes	2,876	2,043
Taxes on earnings	429	250
Net Earnings	$2,447	$1,793

Basic Earnings Per Common Share	$1.38	$1.00

Diluted Earnings Per Common Share	$1.37	$1.00

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,761,911	1,776,842
Dilutive Common Stock Options	12,631	14,661
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,774,542	1,791,503

Outstanding Common Stock Options Having No Dilutive Effect	2,655	2,694

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended
	March 31
	2022	2021
Net Earnings	$2,447	$1,793

Foreign currency translation gain (loss) adjustments	(106)	(536)
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (costs) and credits, net of taxes of $13 in 2022 and $18 in 2021	62	85
Net gains (losses) for derivative instruments designated as cash flow hedges, net of taxes of $(15) in 2022 and $46 in 2021	(56)	112
Other comprehensive income (loss)	(100)	(339)
Comprehensive Income (Loss)	$2,347	$1,454

	March 31,	December 31,
	2022	2021
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(5,945)	$(5,839)
Net actuarial (losses) and prior service (costs) and credits	(2,608)	(2,670)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	79	135
Accumulated Other Comprehensive Income (Loss)	$(8,474)	$(8,374)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$7,675	$9,799
Short-term investments	483	450
Trade receivables, less allowances of $640 in 2022 and $519 in 2021	7,179	6,487
Inventories:
Finished products	3,470	3,081
Work in process	695	694
Materials	1,526	1,382
Total inventories	5,691	5,157
Prepaid expenses and other receivables	2,401	2,346
Total Current Assets	23,429	24,239
Investments	763	816
Property and equipment, at cost	19,521	19,364
Less: accumulated depreciation and amortization	10,613	10,405
Net property and equipment	8,908	8,959
Intangible assets, net of amortization	12,225	12,739
Goodwill	23,179	23,231
Deferred income taxes and other assets	5,503	5,212
	$74,007	$75,196

Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,757	$4,408
Salaries, wages and commissions	1,147	1,625
Other accrued liabilities	5,577	5,181
Dividends payable	824	831
Income taxes payable	338	306
Current portion of long-term debt	4	754
Total Current Liabilities	12,647	13,105
Long-term debt	17,086	17,296
Post-employment obligations, deferred income taxes and other long-term liabilities	8,645	8,771
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2022: 1,985,525,053; 2021: 1,985,273,421	24,304	24,470
Common shares held in treasury, at cost — Shares: 2022: 234,582,764; 2021: 221,191,228	(13,726)	(11,822)
Earnings employed in the business	33,295	31,528
Accumulated other comprehensive income (loss)	(8,474)	(8,374)
Total Abbott Shareholders’ Investment	35,399	35,802
Noncontrolling Interests in Subsidiaries	230	222
Total Shareholders’ Investment	35,629	36,024
	$74,007	$75,196

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Three Months Ended March 31
	2022	2021
Common Shares:
Balance at January 1
Shares: 2022: 1,985,273,421; 2021: 1,981,156,896	$24,470	$24,145
Issued under incentive stock programs
Shares: 2022: 251,632; 2021: 1,048,595	14	47
Share-based compensation	324	304
Issuance of restricted stock awards	(504)	(473)
Balance at March 31
Shares: 2022: 1,985,525,053; 2021: 1,982,205,491	$24,304	$24,023

Common Shares Held in Treasury:
Balance at January 1
Shares: 2022: 221,191,228; 2021: 209,926,622	$(11,822)	$(10,042)
Issued under incentive stock programs
Shares: 2022: 4,144,476; 2021: 4,818,787	223	231
Purchased
Shares: 2022: 17,536,012; 2021: 277,508	(2,127)	(34)
Balance at March 31
Shares: 2022: 234,582,764; 2021: 205,385,343	$(13,726)	$(9,845)

Earnings Employed in the Business:
Balance at January 1	$31,528	$27,627
Net earnings	2,447	1,793
Cash dividends declared on common shares (per share — 2022: $0.47; 2021: $0.45)	(826)	(803)
Effect of common and treasury share transactions	146	52
Balance at March 31	$33,295	$28,669

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(8,374)	$(8,946)
Other comprehensive income (loss)	(100)	(339)
Balance at March 31	$(8,474)	$(9,285)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$222	$219
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	8	7
Balance at March 31	$230	$226

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2022	2021
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,447	$1,793
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	311	425
Amortization of intangible assets	512	509
Share-based compensation	305	288
Trade receivables	(751)	165
Inventories	(554)	(537)
Other, net	(205)	(6)
Net Cash From Operating Activities	2,065	2,637

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(321)	(397)
Acquisitions of businesses and technologies, net of cash acquired	—	(15)
Sales (purchases) of other investment securities, net	(41)	(14)
Other	2	4
Net Cash (Used in) Investing Activities	(360)	(422)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	8	24
Repayments of long-term debt	(751)	(2)
Purchases of common shares	(2,307)	(275)
Proceeds from stock options exercised	59	86
Dividends paid	(832)	(800)
Net Cash (Used in) Financing Activities	(3,823)	(967)

Effect of exchange rate changes on cash and cash equivalents	(6)	(32)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,124)	1,216
Cash and Cash Equivalents, Beginning of Year	9,799	6,838
Cash and Cash Equivalents, End of Period	$7,675	$8,054

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

Note 2 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

The following table provides detail by sales category:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$902	$902	$—	$821	$821
Other	—	245	245	—	249	249
Total	—	1,147	1,147	—	1,070	1,070
Nutritionals —
Pediatric Nutritionals	338	509	847	508	558	1,066
Adult Nutritionals	339	708	1,047	328	642	970
Total	677	1,217	1,894	836	1,200	2,036
Diagnostics —
Core Laboratory	268	916	1,184	271	911	1,182
Molecular	172	248	420	175	272	447
Point of Care	91	37	128	92	37	129
Rapid Diagnostics	2,210	1,344	3,554	1,103	1,153	2,256
Total	2,741	2,545	5,286	1,641	2,373	4,014
Medical Devices —
Rhythm Management	248	276	524	241	278	519
Electrophysiology	216	269	485	179	252	431
Heart Failure	167	54	221	145	49	194
Vascular	209	410	619	219	416	635
Structural Heart	190	221	411	169	208	377
Neuromodulation	143	36	179	145	39	184
Diabetes Care	343	783	1,126	253	727	980
Total	1,516	2,049	3,565	1,351	1,969	3,320

Other	3	—	3	10	6	16

Total	$4,937	$6,958	$11,895	$3,838	$6,618	$10,456

Note 2 — Revenue (Continued)

Remaining Performance Obligations

As of March 31, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.8 billion in the Diagnostics segment and approximately $428 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 16 percent over the subsequent 12 months and the remainder thereafter.

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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2021	$520
Unearned revenue from cash received during the period	171
Revenue recognized related to contract liability balance	(178)
Balance at March 31, 2022	$513

Note 3 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended March 31, 2022 and 2021 were $2.438 billion and $1.785 billion, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first three months of 2022 includes $334 million of pension contributions and the payment of cash taxes of approximately $195 million. The first three months of 2021 includes $16 million of pension contributions and the payment of cash taxes of approximately $270 million.

Note 3 — Supplemental Financial Information (Continued)

The following summarizes the activity for the first three months of 2022 related to the allowance for doubtful accounts as of March 31, 2022:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2021	$313
Provisions/charges to income	3
Amounts charged off and other deductions	(15)
Balance at March 31, 2022	$301

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

The components of long-term investments as of March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
(in millions)	2022	2021
Long-term Investments:
Equity securities	$703	$748
Other	60	68
Total	$763	$816

The decrease in Abbott’s long-term investments as of March 31, 2022 versus the balance as of December 31, 2021 primarily relates to a decrease in the value of investments held in a rabbi trust.

Abbott’s equity securities as of March 31, 2022, include $357 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of March 31, 2022 with a carrying value of $244 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of $92 million that do not have a readily determinable fair value.

Note 4 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended March 31
					Cumulative Gains (Losses)
	Cumulative Foreign		Net Actuarial (Losses) and		on Derivative Instruments
	Currency Translation		Prior Service (Costs) and		Designated as Cash Flow
	Adjustments		Credits		Hedges
(in millions)	2022	2021	2022	2021	2022	2021
Balance at January 1	$(5,839)	$(4,859)	$(2,670)	$(3,871)	$135	$(216)
Other comprehensive income (loss) before reclassifications	(106)	(536)	17	22	(34)	96
Amounts reclassified from accumulated other comprehensive income	—	—	45	63	(22)	16
Net current period comprehensive income (loss)	(106)	(536)	62	85	(56)	112
Balance at March 31	$(5,945)	$(5,395)	$(2,608)	$(3,786)	$79	$(104)

(Income) loss amounts reclassified from accumulated other comprehensive income related to cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 11 for additional details.

Note 5 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.2 billion at March 31, 2022 and December 31, 2021. Foreign currency translation adjustments decreased goodwill by approximately $50 million in the first three months of 2022. The amount of goodwill related to reportable segments at March 31, 2022 was $2.8 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.7 billion for the Diagnostic Products segment, and $16.4 billion for the Medical Devices segment. There was no reduction of goodwill relating to impairments in the first three months of 2022.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.7 billion as of March 31, 2022 and December 31, 2021 and accumulated amortization was $16.4 billion as of March 31, 2022 and $15.9 billion as of December 31, 2021. Foreign currency translation adjustments increased intangible assets by $3 million in the first three months of 2022. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.1 billion in 2022, $2.0 billion in 2023, $1.9 billion in 2024, $1.7 billion in 2025 and $1.6 billion in 2026.

Indefinite-lived intangible assets, which relate to in-process R&D (IPR&D) acquired in a business combination, were approximately $919 million as of March 31, 2022 and December 31, 2021.

Note 6 — Restructuring Plans

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

In the second half of 2021, as the Delta and Omicron variants of COVID-19 spread and the number of new COVID-19 cases increased significantly, particularly in the U.S., demand for rapid COVID-19 tests increased significantly. As a result, in the second half of 2021, Abbott sold approximately $181 million of inventory that was previously estimated to have no net realizable value under the second quarter of 2021 restructuring action. In addition, the estimate of other exit costs was reduced by a net $58 million as Abbott fulfilled its purchase obligations under certain contracts for which a liability was recorded in the second quarter or Abbott settled with the counterparty in the second half of 2021.

The following summarizes the activity related to this restructuring action and the status of the related accruals as of March 31, 2022:

	Inventory-
	Related	Fixed Asset	Other Exit
(in millions)	Charges	Write-Downs	Costs	Total
Restructuring charges recorded in 2021	$248	$80	$113	$441
Payments	—	—	(90)	(90)
Other non-cash	(248)	(80)	—	(328)
Accrued balance at December 31, 2021	—	—	23	23
Payments and other adjustments	—	—	(3)	(3)
Accrued balance at March 31, 2022	$—	$—	$20	$20

In 2021, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in Abbott’s diagnostics, established pharmaceuticals, nutritional, and medical devices businesses. Abbott recorded employee-related severance and other charges of approximately $68 million in 2021 of which approximately $16 million was recorded in Cost of products sold, approximately $4 million was recorded in Research and development, and approximately $48 million was recorded in Selling, general and administrative expense.

The following summarizes the activity for these restructurings:

(in millions)
Restructuring charges	$68
Payments and other adjustments	(7)
Accrued balance at December 31, 2021	61
Payments and other adjustments	(16)
Accrued balance at March 31, 2022	$45

Note 7 — Incentive Stock Programs

In the first three months of 2022, Abbott granted 2,594,059 stock options, 514,148 restricted stock awards and 5,303,072 restricted stock units under its incentive stock program. At March 31, 2022, approximately 86 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at March 31, 2022 is as follows:

	Outstanding	Exercisable
Number of shares	29,479,237	23,547,781
Weighted average remaining life (years)	5.9	5.1
Weighted average exercise price	$69.87	$59.23
Aggregate intrinsic value (in millions)	$1,445	$1,397

The total unrecognized share-based compensation cost at March 31, 2022 amounted to approximately $825 million which is expected to be recognized over the next three years.

Note 8 — Debt and Lines of Credit

On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes due 2022 upon maturity.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $8.5 billion at March 31, 2022 and $8.6 billion at December 31, 2021 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of March 31, 2022 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At March 31, 2022 and December 31, 2021, Abbott held the gross notional amount of $12.2 billion of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of approximately $491 million and $521 million as of March 31, 2022 and December 31, 2021, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at March 31, 2022 and December 31, 2021 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2022 and December 31, 2021:

	Fair Value - Assets			Fair Value - Liabilities
	March 31,	Dec. 31,		March 31,	Dec. 31,
(in millions)	2022	2021	Balance Sheet Caption	2022	2021	Balance Sheet Caption
Interest rate swaps designated as fair value hedges	$—	$87	Deferred income taxes and other assets	$34	$—	Post-employment obligations, deferred income taxes and other long-term liabilities
Foreign currency forward exchange contracts:
Hedging instruments	204	222	Prepaid expenses and other receivables	183	65	Other accrued liabilities
Others not designated as hedges	149	70	Prepaid expenses and other receivables	93	32	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	491	521	Long-term debt
	$353	$379		$801	$618

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months ended March 31, 2022 and 2021.

	Gain (loss) Recognized in		Income (expense) and
	Other Comprehensive		Gain (loss) Reclassified
	Income (loss)		into Income
(in millions)	2022	2021	2022	2021	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$(49)	$134	$27	$(23)	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	30	35	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	(121)	(69)	Interest expense

Losses of $51 million and gains of $49 million were recognized in the three months ended March 31, 2022 and 2021, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The carrying values and fair values of certain financial instruments as of March 31, 2022 and December 31, 2021 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Long-term Investment Securities:
Equity securities	$703	$703	$748	$748
Other	60	60	68	68
Total long-term debt	(17,090)	(18,704)	(18,050)	(21,152)
Foreign Currency Forward Exchange Contracts:
Receivable position	353	353	292	292
(Payable) position	(276)	(276)	(97)	(97)
Interest Rate Hedge Contracts:
Receivable position	—	—	87	87
(Payable) position	(34)	(34)	—	—

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable
(in millions)	Balances	Markets	Inputs	Inputs
March 31, 2022:
Equity securities	$367	$367	$—	$—
Foreign currency forward exchange contracts	353	—	353	—
Total Assets	$720	$367	$353	$—

Fair value of hedged long-term debt	$2,805	$—	$2,805	$—
Interest rate swap derivative financial instruments	34	—	34	—
Foreign currency forward exchange contracts	276	—	276	—
Contingent consideration related to business combinations	134	—	—	134
Total Liabilities	$3,249	$—	$3,115	$134

December 31, 2021:
Equity securities	$402	$402	$—	$—
Interest rate swap derivative financial instruments	87	—	87	—
Foreign currency forward exchange contracts	292	—	292	—
Total Assets	$781	$402	$379	$—

Fair value of hedged long-term debt	$2,926	$—	$2,926	$—
Foreign currency forward exchange contracts	97	—	97	—
Contingent consideration related to business combinations	130	—	—	130
Total Liabilities	$3,153	$—	$3,023	$130

Note 9 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $30 million to $45 million. The recorded accrual balance at March 31, 2022 for these proceedings and exposures was approximately $40 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

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

	Defined Benefit Plans		Medical and Dental Plans
	March 31,	March 31,	March 31,	March 31,
(in millions)	2022	2021	2022	2021

Service cost — benefits earned during the period	$96	$100	$13	$14
Interest cost on projected benefit obligations	76	62	10	8
Expected return on plan assets	(236)	(211)	(7)	(7)
Net amortization of:
Actuarial loss, net	59	81	5	7
Prior service cost (credit)	—	—	(6)	(7)
Net cost (credit)	$(5)	$32	$15	$15

Abbott funds its domestic defined benefit plans according to Internal Revenue Service funding limitations. International pension plans are funded according to similar regulations. In the first three months of 2022 and 2021, $334 million and $16 million, respectively, were contributed to defined benefit plans. Contributions made to post-employment medical and dental plans in the first three months of 2022 were $28 million. No contributions were made to the post-employment medical and dental plans in the first three months of 2021.

Note 12 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first three months of 2022 and 2021, taxes on earnings include approximately $30 million and $80 million, respectively, in excess tax benefits associated with share-based compensation. In the first three months of 2022, taxes on earnings also include approximately $30 million of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $70 million to $80 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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

Diagnostic Products — Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories, physicians’ offices and alternate-care testing sites. For segment reporting purposes, the Core Laboratory Diagnostics, Rapid Diagnostics, Molecular Diagnostics and Point of Care Diagnostics divisions are aggregated and reported as the Diagnostic Products segment.

Medical Devices — Worldwide sales of rhythm management, electrophysiology, heart failure, vascular, structural heart, neuromodulation and diabetes care products. For segment reporting purposes, the Cardiac Rhythm Management, Electrophysiology, Heart Failure, Vascular, Structural Heart, Neuromodulation and Diabetes Care divisions are aggregated and reported as the Medical Devices segment.

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

Note 13 — Segment Information (Continued)

The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the condensed consolidated financial statements.

	Three Months Ended March 31
	Net Sales to		Operating
	External Customers		Earnings
(in millions)	2022	2021	2022	2021
Established Pharmaceutical Products	$1,147	$1,070	$242	$169
Nutritional Products	1,894	2,036	251	467
Diagnostic Products	5,286	4,014	2,569	1,701
Medical Devices	3,565	3,320	1,078	1,007
Total Reportable Segments	11,892	10,440	4,140	3,344
Other	3	16
Net sales	$11,895	$10,456
Corporate functions and benefit plans costs			(114)	(114)
Net interest expense			(117)	(124)
Share-based compensation (a)			(305)	(288)
Amortization of intangible assets			(512)	(509)
Other, net (b)			(216)	(266)
Earnings before taxes			$2,876	$2,043
(a)	Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)	Other, net for the three months ended March 31, 2022 includes $120 million of charges related to a voluntary recall within the Nutritional Products segment. Other, net for the three months ended March 31, 2021 includes net costs related to certain litigation. Other, net for the three months ended March 31, 2022 and 2021 also includes integration costs associated with the acquisitions of St. Jude Medical and Alere Inc., and restructuring charges.

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

	Net Sales to External Customers
	Three Months	Three Months
	Ended	Ended		Impact of	Total Change
	March 31,	March 31,	Total	Foreign	Excl. Foreign
(in millions)	2022	2021	Change	Exchange	Exchange

Established Pharmaceutical Products	$1,147	$1,070	7.1%	(6.3)%	13.4%
Nutritional Products	1,894	2,036	(7.0)	(2.6)	(4.4)
Diagnostic Products	5,286	4,014	31.7	(3.4)	35.1
Medical Devices	3,565	3,320	7.4	(4.1)	11.5
Total Reportable Segments	11,892	10,440	13.9	(3.8)	17.7
Other	3	16	(85.8)	—	(85.8)
Net Sales	$11,895	$10,456	13.8	(3.7)	17.5

Total U.S.	$4,937	$3,838	28.6	—	28.6

Total International	$6,958	$6,618	5.1	(6.0)	11.1

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

The 17.5 percent increase in total net sales during the first three months of 2022, excluding the impact of foreign exchange, reflected demand for Abbott’s rapid diagnostics tests to detect COVID-19 as well as growth in Abbott’s Medical Devices and Established Pharmaceutical Products segments partially offset by lower Nutritional sales. During the first quarter of 2022, Abbott’s COVID-19 testing-related sales totaled approximately $3.3 billion led by combined sales of approximately $3.0 billion related to Abbott’s BinaxNOW®, Panbio®, and ID NOW® rapid testing platforms. During the first quarter of 2021, Abbott’s COVID-19 testing-related sales totaled approximately $2.2 billion led by combined sales of approximately $1.8 billion related to Abbott’s BinaxNOW, Panbio, and ID NOW rapid testing platforms. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 3.9 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 7.7 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first quarter as the relatively stronger U.S. dollar decreased total international sales by 6.0 percent and total sales by 3.7 percent.

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

				Impact of	Total Change
	March 31,	March 31,	Total	Foreign	Excl. Foreign
(in millions)	2022	2021	Change	Exchange	Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$902	$821	9.8%	(7.3)%	17.1%
Other Emerging Markets	245	249	(1.7)	(2.9)	1.2

Nutritionals —
International Pediatric Nutritionals	509	558	(8.8)	(3.4)	(5.4)
U.S. Pediatric Nutritionals	338	508	(33.6)	—	(33.6)
International Adult Nutritionals	708	642	10.3	(5.3)	15.6
U.S. Adult Nutritionals	339	328	3.7	—	3.7

Diagnostics —
Core Laboratory	1,184	1,182	0.1	(4.1)	4.2
Molecular	420	447	(5.9)	(2.9)	(3.0)
Point of Care	128	129	(0.6)	(1.0)	0.4
Rapid Diagnostics	3,554	2,256	57.5	(3.3)	60.8

Medical Devices —
Rhythm Management	524	519	1.0	(3.2)	4.2
Electrophysiology	485	431	12.6	(4.2)	16.8
Heart Failure	221	194	14.2	(2.0)	16.2
Vascular	619	635	(2.6)	(3.6)	1.0
Structural Heart	411	377	9.1	(4.7)	13.8
Neuromodulation	179	184	(3.1)	(1.6)	(1.5)
Diabetes Care	1,126	980	14.9	(5.5)	20.4

Excluding the unfavorable effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 17.1 percent, led by double-digit growth in several countries and therapeutic areas, including gastroenterology, central nervous system/pain management, and respiratory products. Other Emerging Markets, excluding the effect of foreign exchange, increased by 1.2 percent.

International Pediatric Nutritional sales, excluding the effect of foreign exchange, decreased 5.4 percent. The decrease reflects lower sales due to challenging market dynamics in the infant category in Greater China partially offset by higher volumes sold in various countries in Southeast Asia, Latin America and the Middle East. International Adult Nutritional sales, excluding the effect of foreign exchange, increased 15.6 percent, and U.S. Adult Nutritional sales increased 3.7 percent, reflecting continued growth of the Ensure® and Glucerna® brands in several countries including the U.S.

In U.S. Pediatric Nutritionals, Abbott initiated a voluntary recall in February 2022 of certain infant powder formula products manufactured at one of its U.S. facilities and stopped production at the facility. The 33.6 percent decrease in U.S. Pediatric Nutritional sales reflects the impact of the recall and production stoppage partially offset by increased demand for Abbott’s Pedialyte® and PediaSure® products. U.S. sales of certain infant powder formulas were $59 million in the first quarter of 2022 and $288 million in the first quarter of 2021. Abbott is working with the U.S. Food and Drug Administration (FDA) on corrective actions and enhancements so that operations at the facility can be restarted. Abbott cannot predict when manufacturing at the facility will restart. Abbott is also working to bring infant powder formula to the U.S. from its FDA-regulated facility in Europe and to increase production at other U.S. manufacturing plants.

The 35.1 percent increase in Diagnostic Products sales, excluding the impact of foreign exchange, was driven by demand for Abbott’s portfolio of COVID-19 tests in Rapid Diagnostics and growth in routine diagnostic testing in Core Laboratory Diagnostics and Molecular Diagnostics. In Core Laboratory Diagnostics, sales increased 4.2 percent, excluding the effect of foreign exchange, due to the higher volume of routine diagnostic testing from the continued roll-out of the Alinity® platform and an expanded menu of tests partially offset by lower sales of Abbott’s laboratory-based tests for the detection of COVID-19 IgG and IgM antibodies, which determine if someone was previously infected with the COVID-19 virus. In the first three months of 2022 and 2021, Core Laboratory Diagnostics COVID-19 IgG and IgM antibody testing-related sales on Abbott’s ARCHITECT® and Alinity i platforms were $28 million and $54 million, respectively. In the first three months of 2022, Core Laboratory Diagnostics sales increased 2.4 percent, excluding COVID-19 testing-related sales, and increased 6.6 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

The 3.0 percent decrease in Molecular Diagnostics sales, excluding the effect of foreign exchange, was driven by lower demand for Abbott’s laboratory-based molecular tests for COVID-19 on its m2000® platform partially offset by growth in the base business from increased routine molecular testing and an expanded menu of tests. In the first three months of 2022 and 2021, Molecular Diagnostics COVID-19 testing-related sales were $246 million and $307 million, respectively. In the first three months of 2022, Molecular Diagnostics sales increased 24.8 percent, excluding COVID-19 testing-related sales, and increased 29.0 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

In Rapid Diagnostics, sales increased 60.8 percent, excluding the effect of foreign exchange, due to the demand for Abbott’s COVID-19 tests on its rapid testing platforms, including the Panbio system, the ID NOW platform, and the BinaxNOW COVID-19 Ag Card test. In the first three months of 2022 and 2021, Rapid Diagnostics COVID-19 testing-related sales were approximately $3.0 billion and $1.8 billion, respectively. In the first three months of 2022, Rapid Diagnostics sales increased 21.6 percent, excluding COVID-19 testing-related sales, and increased 23.5 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales. These increases reflect higher sales of ID NOW tests for flu, strep, and respiratory syncytial virus (RSV) as well as growth in other Rapid Diagnostics products.

Excluding the effect of foreign exchange, total Medical Devices sales grew 11.5 percent driven by double-digit growth in Diabetes Care, Electrophysiology, Structural Heart and Heart Failure. Growth in Diabetes Care sales was driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, internationally and in the U.S. FreeStyle Libre sales totaled $995 million in the first three months of 2022, which reflected a 26.2 percent increase, excluding the effect of foreign exchange, over the first three months of 2021 when FreeStyle Libre sales totaled $827 million.

While procedure volumes across Abbott’s cardiovascular and neuromodulation businesses were negatively impacted by elevated COVID-19 case rates early in 2022, overall volume trends improved as case rates declined in the second half of the first quarter. In Electrophysiology, excluding the effect of foreign exchange, the increase in procedure volumes also reflects the U.S. roll-out of Abbott’s EnSite™ X EP System with Ensite Omnipolar Technology (OT), a new cardiac mapping platform available in the U.S., Japan and across Europe. In January 2022, Abbott announced FDA clearance for the EnSite X EP System with EnSite OT. The system leverages the Advisor™ HD Grid Catheter to provide a 360-degree view of the heart without regard to the orientation of the catheter in the heart.

Growth in Structural Heart, excluding the effect of foreign exchange, was broad-based across several areas of the business, including Amplatzer® Amulet® Left Atrial Appendage Occluder, which offers immediate closure of the left atrial appendage, an area in the heart where blood clots can form and MitraClip®, Abbott’s market-leading device for the minimally invasive treatment of mitral regurgitation, a leaky heart valve. In Vascular, the 1.0 percent growth in sales, excluding the impact of foreign exchange, reflects higher endovascular sales partially offset by the negative effect of lower average pricing for drug-eluting stents (DES) in the U.S. and a lag in the recovery of percutaneous coronary intervention case rates compared to many other cardiovascular procedures.

In 2022, Medical Devices received various product approvals. In February 2022, Abbott received FDA approval for an expanded indication for its CardioMEMS™ HF system, a small implantable sensor and remote monitoring system that can detect early warning signs of worsening heart failure. In April 2022, Abbott announced FDA approval for its Aveir™ single-chamber leadless pacemaker for the treatment of patients in the U.S. with slow heart rhythms.

The gross profit margin percentage was 53.8 percent for the first quarter of 2022 compared to 53.0 percent for the first quarter of 2021. The increase in the quarter reflects the effect of higher sales volume of COVID-19 rapid tests, the impact of gross margin improvement initiatives, and the favorable impact of foreign exchange on costs partially offset by the impact of the voluntary product recall in the Nutritional business and higher inflation on various manufacturing inputs, commodities and distribution costs.

Research and development (R&D) expenses increased $43 million, or 6.5 percent, in the first quarter of 2022. The 2022 increase in R&D was primarily driven by higher spending on various projects to advance products in development partially offset by the favorable impact of foreign exchange.

Selling, general and administrative expenses were basically flat in the first quarter of 2022 compared to the first quarter of 2021. Higher selling and marketing spending to drive growth across various businesses was offset by the nonrecurrence of certain 2021 litigation costs and the favorable impact of foreign exchange.

Other (Income) Expense, net

Other income, net increased from $61 million of income in the first quarter of 2021 to $78 million of income in the first quarter of 2022. The increase in the first quarter was primarily due to higher income in 2022 related to the non-service cost components of net pension and post-retirement medical benefit costs partially offset by the change in earnings of equity method investments.

Interest Expense, net

Interest expense, net decreased $7 million in the first quarter of 2022 primarily due to the impact of higher interest rates on interest income in the first quarter of 2022 and the repayment of debt in the first quarter of 2022.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first three months of 2022 and 2021, taxes on earnings include approximately $30 million and $80 million, respectively, in excess tax benefits associated with share-based compensation. In the first three months of 2022, taxes on earnings also include approximately $30 million of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $70 million to $80 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Liquidity and Capital Resources March 31, 2022 Compared with December 31, 2021

Cash and cash equivalents decreased from $9.8 billion at December 31, 2021 to $7.7 billion at March 31, 2022 as cash used to fund share repurchases, the payment of dividends, the repayment of debt and capital expenditures was partially offset by cash generated from operations in the first three months of 2022. Working capital declined from $11.1 billion at December 31, 2021 to $10.8 billion at March 31, 2022 as the decrease in cash and cash equivalents and the increase in accounts payable were partially offset by increases in accounts receivable and inventory.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first three months of 2022 totaled $2.1 billion, a decrease of $572 million compared to the prior year primarily due to an increased investment in various working capital components and the timing of pension and postretirement benefit plan contributions partially offset by higher operating earnings and a reduction in cash taxes paid. Cash taxes paid in the first three months of 2022 totaled approximately $195 million versus $270 million in 2021. Other, net in Net cash from operating activities was a use of $205 million for the first three months of 2022 and a use of $6 million for the first three months of 2021. The year-over-year change in Other, net in Net cash from operating activities primarily reflects the timing of benefit plan contributions.

On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes due 2022 upon maturity.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. As of March 31, 2022, $2.15 billion of the $5 billion authorization remains available.

At March 31, 2022, Abbott’s long-term debt rating was AA- by Standard & Poor’s Corporation and A1 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including lines of credit of $5 billion which expire in 2025.

In December 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott’s common shares from time to time. The new authorization was in addition to the $1.081 billion portion of the share repurchase program authorized in 2019 that was unused as of December 31, 2021. In the first quarter of 2022, Abbott repurchased 17.3 million of its common shares for $2.1 billion which fully utilized the authorization remaining under the 2019 share repurchase program and a portion of the 2021 authorization. As of March 31, 2022, $3.981 billion remains available for repurchase under the 2021 repurchase program.

In the first quarter of 2022, Abbott declared a quarterly dividend of $0.47 per share on its common shares, which represents an increase of 4.4 percent over the $0.45 per share dividend declared in the first quarter of 2021.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world. Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2021 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions that any forward-looking statements made by Abbott are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and are incorporated herein by reference. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

PART I.     FINANCIAL INFORMATION

Item 4.      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Chief Executive Officer, Robert B. Ford, and Chief Financial Officer, Robert E. Funck, Jr., evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. During the quarter ended March 31, 2022, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in our Annual Report on Form 10-K for the year ended December 31, 2021, including (as of March 31, 2022, except where noted below) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In its 2021 Annual Report on Form 10-K, Abbott reported that it is a defendant in numerous lawsuits in federal and state courts involving certain of its specialty infant formula products administered to preterm infants. In April 2022, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation of the federal court cases in the Northern District of Illinois for pretrial purposes.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

					(d) Maximum
					Number (or
				(c) Total Number	Approximate
				of Shares (or	Dollar Value) of
	(a) Total			Units) Purchased	Shares (or Units)
	Number of		(b) Average	as Part of	that May Yet Be
	Shares (or		Price Paid per	Publicly	Purchased Under
	Units)		Share (or	Announced Plans	the Plans or
Period	Purchased		Unit)	or Programs	Programs
January 1, 2022 – January 31, 2022	650,000	(1)	$127.262	650,000	$5,998,449,112	(2)
February 1, 2022 – February 28, 2022	8,550,000	(1)	123.643	8,550,000	4,941,301,237	(2)
March 1, 2022 – March 31, 2022	8,113,060	(1)	118.344	8,113,060	3,981,169,070	(2)
Total	17,313,060	(1)	$121.296	17,313,060	$3,981,169,070	(2)
1.	These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.	On October 11, 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott common shares, from time to time (the “2019 Plan”). On December 10, 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott common shares, from time to time (the “2021 Plan”). The amount available for repurchase under the remaining portion of the 2019 Plan has been fully utilized as part of the share repurchases in the first quarter of 2022.

Item 6.    Exhibits

Exhibit No.	Exhibit

3.1	By-Laws of Abbott Laboratories, as amended and restated effective April 29, 2022, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on February 22, 2022.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: May 3, 2022