Form 10-Q
period 2022-06-30
ABBOTT LABORATORIES
filed 2022-08-02
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, Abbott Laboratories had 1,751,219,743 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Net sales	$11,257	$10,223	$23,152	$20,679

Cost of products sold, excluding amortization of intangible assets	4,933	4,947	9,920	9,348
Amortization of intangible assets	507	504	1,019	1,013
Research and development	684	654	1,381	1,308
Selling, general and administrative	2,757	2,726	5,544	5,509
Total operating cost and expenses	8,881	8,831	17,864	17,178

Operating earnings	2,376	1,392	5,288	3,501

Interest expense	132	134	263	269
Interest (income)	(26)	(11)	(40)	(22)
Net foreign exchange (gain) loss	—	—	(3)	3
Other (income) expense, net	(82)	(79)	(160)	(140)
Earnings before taxes	2,352	1,348	5,228	3,391
Taxes on earnings	334	159	763	409
Net Earnings	$2,018	$1,189	$4,465	$2,982

Basic Earnings Per Common Share	$1.15	$0.67	$2.53	$1.67

Diluted Earnings Per Common Share	$1.14	$0.66	$2.51	$1.66

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,753,865	1,779,203	1,757,858	1,778,049
Dilutive Common Stock Options	11,598	14,076	12,115	14,369
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,765,463	1,793,279	1,769,973	1,792,418

Outstanding Common Stock Options Having No Dilutive Effect	5,419	2,720	2,655	2,694
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Net Earnings	$2,018	$1,189	$4,465	$2,982
Foreign currency translation gain (loss) adjustments	(315)	165	(421)	(371)
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $12 and $25 in 2022 and $18 and $36 in 2021	54	48	116	133
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $61 and $46 in 2022 and $2 and $48 in 2021	29	6	(27)	118
Other comprehensive income (loss)	(232)	219	(332)	(120)
Comprehensive Income	$1,786	$1,408	$4,133	$2,862

	June 30, 2022	December 31, 2021
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(6,260)	$(5,839)
Net actuarial (losses) and prior service (costs) and credits	(2,554)	(2,670)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other	108	135
Accumulated other comprehensive income (loss)	$(8,706)	$(8,374)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$8,937	$9,799
Short-term investments	353	450
Trade receivables, less allowances of $572 in 2022 and $519 in 2021	7,199	6,487
Inventories:
Finished products	3,570	3,081
Work in process	710	694
Materials	1,619	1,382
Total inventories	5,899	5,157
Prepaid expenses and other receivables	2,568	2,346
Total Current Assets	24,956	24,239
Investments	734	816
Property and equipment, at cost	19,458	19,364
Less: accumulated depreciation and amortization	10,640	10,405
Net property and equipment	8,818	8,959
Intangible assets, net of amortization	11,592	12,739
Goodwill	22,744	23,231
Deferred income taxes and other assets	5,358	5,212
	$74,202	$75,196
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,493	$4,408
Salaries, wages and commissions	1,315	1,625
Other accrued liabilities	5,400	5,181
Dividends payable	824	831
Income taxes payable	355	306
Current portion of long-term debt	5	754
Total Current Liabilities	12,392	13,105
Long-term debt	16,755	17,296
Post-employment obligations, deferred income taxes and other long-term liabilities	8,339	8,771
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2022: 1,985,676,735; 2021: 1,985,273,421	24,429	24,470
Common shares held in treasury, at cost — Shares: 2022: 234,456,992; 2021: 221,191,228	(13,720)	(11,822)
Earnings employed in the business	34,487	31,528
Accumulated other comprehensive income (loss)	(8,706)	(8,374)
Total Abbott Shareholders’ Investment	36,490	35,802
Noncontrolling Interests in Subsidiaries	226	222
Total Shareholders’ Investment	36,716	36,024
	$74,202	$75,196
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended June 30
	2022	2021
Common Shares:
Balance at March 31
Shares: 2022: 1,985,525,053; 2021: 1,982,205,491	$24,304	$24,023
Issued under incentive stock programs
Shares: 2022: 151,682; 2021: 347,997	10	18
Share-based compensation	125	119
Issuance of restricted stock awards	(10)	(7)
Balance at June 30
Shares: 2022: 1,985,676,735; 2021: 1,982,553,488	$24,429	$24,153

Common Shares Held in Treasury:
Balance at March 31
Shares: 2022: 234,582,764; 2021: 205,385,343	$(13,726)	$(9,845)
Issued under incentive stock programs
Shares: 2022: 135,663; 2021: 159,644	7	8
Purchased
Shares: 2022: 9,891; 2021: 4,510,440	(1)	(503)
Balance at June 30
Shares: 2022: 234,456,992; 2021: 209,736,139	$(13,720)	$(10,340)

Earnings Employed in the Business:
Balance at March 31	$33,295	$28,669
Net earnings	2,018	1,189
Cash dividends declared on common shares (per share — 2022: $0.47; 2021: $0.45)	(827)	(801)
Effect of common and treasury share transactions	1	(4)
Balance at June 30	$34,487	$29,053

Accumulated Other Comprehensive Income (Loss):
Balance at March 31	$(8,474)	$(9,285)
Other comprehensive income (loss)	(232)	219
Balance at June 30	$(8,706)	$(9,066)

Noncontrolling Interests in Subsidiaries:
Balance at March 31	$230	$226
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	(4)	3
Balance at June 30	$226	$229
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Six Months Ended June 30
	2022	2021
Common Shares:
Balance at January 1
Shares: 2022: 1,985,273,421; 2021: 1,981,156,896	$24,470	$24,145
Issued under incentive stock programs
Shares: 2022: 403,314; 2021: 1,396,592	24	65
Share-based compensation	449	423
Issuance of restricted stock awards	(514)	(480)
Balance at June 30
Shares: 2022: 1,985,676,735; 2021: 1,982,553,488	$24,429	$24,153

Common Shares Held in Treasury:
Balance at January 1
Shares: 2022: 221,191,228; 2021: 209,926,622	$(11,822)	$(10,042)
Issued under incentive stock programs
Shares: 2022: 4,280,139; 2021: 4,978,431	230	239
Purchased
Shares: 2022: 17,545,903; 2021: 4,787,948	(2,128)	(537)
Balance at June 30
Shares: 2022: 234,456,992; 2021: 209,736,139	$(13,720)	$(10,340)

Earnings Employed in the Business:
Balance at January 1	$31,528	$27,627
Net earnings	4,465	2,982
Cash dividends declared on common shares (per share — 2022: $0.94; 2021: $0.90)	(1,653)	(1,604)
Effect of common and treasury share transactions	147	48
Balance at June 30	$34,487	$29,053

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(8,374)	$(8,946)
Other comprehensive income (loss)	(332)	(120)
Balance at June 30	$(8,706)	$(9,066)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$222	$219
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	4	10
Balance at June 30	$226	$229
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Six Months Ended June 30
	2022	2021
Cash Flow From (Used in) Operating Activities:
Net earnings	$4,465	$2,982
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	626	795
Amortization of intangible assets	1,019	1,013
Share-based compensation	447	420
Trade receivables	(939)	200
Inventories	(1,030)	(542)
Other, net	(113)	(103)
Net Cash From Operating Activities	4,475	4,765

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(700)	(810)
Acquisitions of businesses and technologies, net of cash acquired	—	(15)
Proceeds from business dispositions	48	48
Sales (purchases) of other investment securities, net	18	81
Other	10	10
Net Cash From (Used in) Investing Activities	(624)	(686)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	13	20
Proceeds from issuance of long-term debt	6	—
Repayments of long-term debt	(752)	(5)
Purchases of common shares	(2,312)	(746)
Proceeds from stock options exercised	69	103
Dividends paid	(1,660)	(1,603)
Net Cash From (Used in) Financing Activities	(4,636)	(2,231)

Effect of exchange rate changes on cash and cash equivalents	(77)	(28)

Net Increase (Decrease) in Cash and Cash Equivalents	(862)	1,820
Cash and Cash Equivalents, Beginning of Year	9,799	6,838
Cash and Cash Equivalents, End of Period	$8,937	$8,658
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2022
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

The following tables provide detail by sales category:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$931	$931	$—	$915	$915
Other	—	292	292	—	265	265
Total	—	1,223	1,223	—	1,180	1,180
Nutritionals —
Pediatric Nutritionals	413	512	925	528	565	1,093
Adult Nutritionals	348	680	1,028	345	670	1,015
Total	761	1,192	1,953	873	1,235	2,108
Diagnostics —
Core Laboratory	287	934	1,221	283	1,023	1,306
Molecular	71	141	212	94	196	290
Point of Care	101	38	139	97	40	137
Rapid Diagnostics	2,010	740	2,750	681	833	1,514
Total	2,469	1,853	4,322	1,155	2,092	3,247
Medical Devices —
Rhythm Management	264	284	548	269	298	567
Electrophysiology	226	260	486	209	278	487
Heart Failure	179	62	241	168	59	227
Vascular	228	425	653	246	451	697
Structural Heart	207	233	440	191	231	422
Neuromodulation	157	40	197	166	44	210
Diabetes Care	399	793	1,192	289	767	1,056
Total	1,660	2,097	3,757	1,538	2,128	3,666

Other	2	—	2	15	7	22

Total	$4,892	$6,365	$11,257	$3,581	$6,642	$10,223

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)
Note 2 — Revenue (Continued)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$1,833	$1,833	$—	$1,736	$1,736
Other	—	537	537	—	514	514
Total	—	2,370	2,370	—	2,250	2,250
Nutritionals —
Pediatric Nutritionals	751	1,021	1,772	1,036	1,123	2,159
Adult Nutritionals	687	1,388	2,075	673	1,312	1,985
Total	1,438	2,409	3,847	1,709	2,435	4,144
Diagnostics —
Core Laboratory	555	1,850	2,405	554	1,934	2,488
Molecular	243	389	632	269	468	737
Point of Care	192	75	267	189	77	266
Rapid Diagnostics	4,220	2,084	6,304	1,784	1,986	3,770
Total	5,210	4,398	9,608	2,796	4,465	7,261
Medical Devices —
Rhythm Management	512	560	1,072	510	576	1,086
Electrophysiology	442	529	971	388	530	918
Heart Failure	346	116	462	313	108	421
Vascular	437	835	1,272	465	867	1,332
Structural Heart	397	454	851	360	439	799
Neuromodulation	300	76	376	311	83	394
Diabetes Care	742	1,576	2,318	542	1,494	2,036
Total	3,176	4,146	7,322	2,889	4,097	6,986

Other	5	—	5	25	13	38

Total	$9,829	$13,323	$23,152	$7,419	$13,260	$20,679

Remaining Performance Obligations

As of June 30, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.9 billion in the Diagnostics segment and approximately $436 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 16 percent over the subsequent 12 months and the remainder thereafter.

These performance obligations primarily reflect the future sale of reagents/consumables in contracts with minimum purchase obligations, extended warranty or service obligations related to previously sold equipment, and remote monitoring services related to previously implanted devices. Abbott has applied the practical expedient described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606-10-50-14 and has not included remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)
Note 2 — Revenue (Continued)
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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2021	$520
Unearned revenue from cash received during the period	294
Revenue recognized related to contract liability balance	(324)
Balance at June 30, 2022	$490

Note 3 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended June 30, 2022 and 2021 were $2.009 billion and $1.184 billion, respectively, and for the six months ended June 30, 2022 and 2021 were $4.447 billion and $2.969 billion, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first six months of 2022 includes $348 million of pension contributions and the payment of cash taxes of approximately $657 million. The first six months of 2021 includes $80 million of pension contributions and the payment of cash taxes of approximately $715 million.

The following summarizes the activity for the first six months of 2022 related to the allowance for doubtful accounts as of June 30, 2022:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2021	$313
Provisions/charges to income	9
Amounts charged off and other deductions	(34)
Balance at June 30, 2022	$288

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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)
Note 3 — Supplemental Financial Information (Continued)
The components of long-term investments as of June 30, 2022 and December 31, 2021 are as follows:

(in millions)	June 30, 2022	December 31, 2021
Long-term Investments:
Equity securities	$620	$748
Other	114	68
Total	$734	$816

The decrease in Abbott’s long-term investments as of June 30, 2022 versus the balance as of December 31, 2021 primarily relates to a decrease in the value of investments held in a rabbi trust and the impact of equity method investment losses partially offset by an investment in long-term time deposits.

Abbott’s equity securities as of June 30, 2022, include $303 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of June 30, 2022 with a carrying value of $227 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $82 million that do not have a readily determinable fair value.

Note 4 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended June 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges and Other
(in millions)	2022	2021	2022	2021	2022	2021
Balance at March 31	$(5,945)	$(5,395)	$(2,608)	$(3,786)	$79	$(104)
Other comprehensive income (loss) before reclassifications	(315)	165	13	(12)	45	(28)
Amounts reclassified from accumulated other comprehensive income	—	—	41	60	(16)	34
Net current period comprehensive income (loss)	(315)	165	54	48	29	6
Balance at June 30	$(6,260)	$(5,230)	$(2,554)	$(3,738)	$108	$(98)

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)
Note 4 — Changes In Accumulated Other Comprehensive Income (Loss) (Continued)

	Six Months Ended June 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges and Other
(in millions)	2022	2021	2022	2021	2022	2021
Balance at January 1	$(5,839)	$(4,859)	$(2,670)	$(3,871)	$135	$(216)
Other comprehensive income (loss) before reclassifications	(421)	(371)	30	10	11	68
Amounts reclassified from accumulated other comprehensive income	—	—	86	123	(38)	50
Net current period comprehensive income (loss)	(421)	(371)	116	133	(27)	118
Balance at June 30	$(6,260)	$(5,230)	$(2,554)	$(3,738)	$108	$(98)

Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 11 for additional details.

Note 5 — Goodwill and Intangible Assets

The total amount of goodwill reported was $22.7 billion at June 30, 2022 and $23.2 billion at December 31, 2021. Foreign currency translation adjustments decreased goodwill by approximately $486 million in the first six months of 2022. The amount of goodwill related to reportable segments at June 30, 2022 was $2.7 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.6 billion for the Diagnostic Products segment, and $16.1 billion for the Medical Devices segment. There was no reduction of goodwill relating to impairments in the first six months of 2022.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.3 billion and $27.7 billion as of June 30, 2022 and December 31, 2021, respectively. Accumulated amortization was $16.6 billion and $15.9 billion as of June 30, 2022 and December 31, 2021, respectively. Foreign currency translation adjustments decreased intangible assets by $122 million in the first six months of 2022. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.1 billion in 2022, $2.0 billion in 2023, $1.9 billion in 2024, $1.7 billion in 2025 and $1.6 billion in 2026.

Indefinite-lived intangible assets, which relate to in-process R&D (IPR&D) acquired in a business combination, were approximately $919 million as of June 30, 2022 and December 31, 2021.

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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)
Note 6 — Restructuring Plans (Continued)
In the second half of 2021, as the Delta and Omicron variants of COVID-19 spread and the number of new COVID-19 cases increased significantly, particularly in the U.S., demand for rapid COVID-19 tests increased significantly. As a result, in the second half of 2021, Abbott sold approximately $181 million of inventory that was previously estimated to have no net realizable value under the second quarter of 2021 restructuring action. In addition, the estimate of other exit costs was reduced by a net $58 million as Abbott fulfilled its purchase obligations under certain contracts for which a liability was recorded in the second quarter of 2021 or Abbott settled with the counterparty in the second half of 2021.

The following summarizes the activity related to this restructuring action and the status of the related accruals as of June 30, 2022:

(in millions)	Inventory- Related Charges	Fixed Asset Write-Downs	Other Exit Costs	Total
Restructuring charges recorded in 2021	$248	$80	$113	$441
Payments	—	—	(90)	(90)
Other non-cash	(248)	(80)	—	(328)
Accrued balance at December 31, 2021	—	—	23	23
Payments and other adjustments	—	—	(10)	(10)
Accrued balance at June 30, 2022	$—	$—	$13	$13

In 2021, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in Abbott’s diagnostic, established pharmaceutical, nutritional, and medical device businesses. Abbott recorded employee-related severance and other charges of approximately $68 million in 2021 of which approximately $16 million was recorded in Cost of products sold, approximately $4 million was recorded in Research and development, and approximately $48 million was recorded in Selling, general and administrative expense.

The following summarizes the activity for these restructurings:

(in millions)
Restructuring charges recorded in 2021	$68
Payments and other adjustments	(7)
Accrued balance at December 31, 2021	61
Payments and other adjustments	(30)
Accrued balance at June 30, 2022	$31

Note 7 — Incentive Stock Programs

In the first six months of 2022, Abbott granted 2,627,843 stock options, 514,205 restricted stock awards and 5,390,484 restricted stock units under its incentive stock program. At June 30, 2022, approximately 87 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at June 30, 2022 is as follows:

	Outstanding	Exercisable
Number of shares	29,318,781	23,516,664
Weighted average remaining life (years)	5.6	4.8
Weighted average exercise price	$69.99	$59.40
Aggregate intrinsic value (in millions)	$1,199	$1,172

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)
Note 7 — Incentive Stock Programs (Continued)
The total unrecognized share-based compensation cost at June 30, 2022 amounted to approximately $713 million which is expected to be recognized over the next three years.

Note 8 — Debt and Lines of Credit

On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes upon maturity.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $8.4 billion at June 30, 2022 and $8.6 billion at December 31, 2021, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of June 30, 2022 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At June 30, 2022 and December 31, 2021, Abbott held the gross notional amounts of $11.3 billion and $12.2 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of approximately $437 million and $521 million as of June 30, 2022 and December 31, 2021, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at June 30, 2022 and December 31, 2021 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)
Note 9 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2022 and December 31, 2021:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	June 30, 2022	Dec. 31, 2021	Balance Sheet Caption	June 30, 2022	Dec. 31, 2021	Balance Sheet Caption
Interest rate swaps designated as fair value hedges	$—	$87	Deferred income taxes and other assets	$81	$—	Post-employment obligations, deferred income taxes and other long-term liabilities
Foreign currency forward exchange contracts:
Hedging instruments	462	222	Prepaid expenses and other receivables	83	65	Other accrued liabilities
Others not designated as hedges	101	70	Prepaid expenses and other receivables	89	32	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	437	521	Long-term debt
	$563	$379		$690	$618

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three and six months ended June 30, 2022 and 2021.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$141	$(88)	$92	$46	$43	$(92)	$70	$(115)	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	54	2	84	37	—	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(47)	2	(168)	(67)	Interest expense

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)
Note 9 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
Gains of $303 million and losses of $16 million were recognized in the three months ended June 30, 2022 and 2021, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Gains of $252 million and $33 million were recognized in the six months ended June 30, 2022 and 2021, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of June 30, 2022 and December 31, 2021 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	June 30, 2022		December 31, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$620	$620	$748	$748
Other	114	114	68	68
Total Long-term Debt	(16,760)	(17,033)	(18,050)	(21,152)
Foreign Currency Forward Exchange Contracts:
Receivable position	563	563	292	292
(Payable) position	(172)	(172)	(97)	(97)
Interest Rate Hedge Contracts:
Receivable position	—	—	87	87
(Payable) position	(81)	(81)	—	—

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)
Note 9 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2022:
Equity securities	$311	$311	$—	$—
Foreign currency forward exchange contracts	563	—	563	—
Total Assets	$874	$311	$563	$—

Fair value of hedged long-term debt	$2,759	$—	$2,759	$—
Interest rate swap derivative financial instruments	81	—	81	—
Foreign currency forward exchange contracts	172	—	172	—
Contingent consideration related to business combinations	136	—	—	136
Total Liabilities	$3,148	$—	$3,012	$136

December 31, 2021:
Equity securities	$402	$402	$—	$—
Interest rate swap derivative financial instruments	87	—	87	—
Foreign currency forward exchange contracts	292	—	292	—
Total Assets	$781	$402	$379	$—

Fair value of hedged long-term debt	$2,926	$—	$2,926	$—
Foreign currency forward exchange contracts	97	—	97	—
Contingent consideration related to business combinations	130	—	—	130
Total Liabilities	$3,153	$—	$3,023	$130

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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)
Note 10 — Litigation and Environmental Matters (Continued)
Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $30 million to $45 million. The recorded accrual balance at June 30, 2022 for these proceedings and exposures was approximately $40 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 11 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net periodic benefit costs, other than service costs, are recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings. Net cost recognized for the three and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost - benefits earned during the period	$94	$96	$190	$196	$12	$14	$25	$28
Interest cost on projected benefit obligations	75	62	151	124	8	9	18	17
Expected return on plan assets	(234)	(211)	(470)	(422)	(8)	(7)	(15)	(14)
Net amortization of:
Actuarial loss, net	57	78	116	159	1	7	6	14
Prior service cost (credit)	1	1	1	1	(6)	(7)	(12)	(14)
Net cost (credit)	$(7)	$26	$(12)	$58	$7	$16	$22	$31

Abbott funds its domestic defined benefit plans according to Internal Revenue Service funding limitations. International pension plans are funded according to similar regulations. In the first six months of 2022 and 2021, $348 million and $80 million, respectively, were contributed to defined benefit plans. In the first six months of 2022, $28 million was contributed to the post-employment medical and dental plans. No contributions were made to the post-employment medical and dental plans in the first six months of 2021.

Note 12 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2022 and 2021, taxes on earnings include approximately $32 million and $90 million, respectively, in excess tax benefits associated with share-based compensation. In the first six months of 2022, taxes on earnings also include approximately $27 million of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $90 million to $115 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)
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
June 30, 2022
(Unaudited)
Note 13 — Segment Information (Continued)
The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Established Pharmaceutical Products	$1,223	$1,180	$2,370	$2,250	$258	$220	$500	$389
Nutritional Products	1,953	2,108	3,847	4,144	230	490	481	957
Diagnostic Products	4,322	3,247	9,608	7,261	1,710	1,076	4,279	2,777
Medical Devices	3,757	3,666	7,322	6,986	1,155	1,208	2,233	2,215
Total Reportable Segments	11,255	10,201	23,147	20,641	3,353	2,994	7,493	6,338
Other	2	22	5	38
Net sales	$11,257	$10,223	$23,152	$20,679
Corporate functions and benefit plan costs					(123)	(132)	(237)	(246)
Net interest expense					(106)	(123)	(223)	(247)
Share-based compensation (a)					(142)	(132)	(447)	(420)
Amortization of intangible assets					(507)	(504)	(1,019)	(1,013)
Other, net (b)					(123)	(755)	(339)	(1,021)
Earnings before taxes					$2,352	$1,348	$5,228	$3,391
______________________________________

(a)	Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)
Other, net for the three and six months ended June 30, 2022 includes $42 million and $162 million, respectively, of charges related to a voluntary recall within the Nutritional Products segment. Other, net for the three and six months ended June 30, 2022 and 2021 also includes integration costs associated with the acquisition of Alere and restructuring charges. Restructuring charges in 2021 include Abbott’s restructuring plan for its COVID-19 test manufacturing network. Other, net for the three and six months ended June 30, 2021 also includes costs related to certain litigation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review — Results of Operations

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

The following tables detail sales by reportable segment for the three and six months ended June 30. Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,223	$1,180	3.7%	(5.5)%	9.2%
Nutritional Products	1,953	2,108	(7.4)	(2.9)	(4.5)
Diagnostic Products	4,322	3,247	33.1	(3.8)	36.9
Medical Devices	3,757	3,666	2.5	(5.0)	7.5
Total Reportable Segments	11,255	10,201	10.3	(4.3)	14.6
Other	2	22	n/m	n/m	n/m
Net Sales	$11,257	$10,223	10.1	(4.2)	14.3

Total U.S.	$4,892	$3,581	36.6	—	36.6

Total International	$6,365	$6,642	(4.2)	(6.5)	2.3

	Net Sales to External Customers
(in millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$2,370	$2,250	5.3%	(5.9)%	11.2%
Nutritional Products	3,847	4,144	(7.2)	(2.8)	(4.4)
Diagnostic Products	9,608	7,261	32.3	(3.6)	35.9
Medical Devices	7,322	6,986	4.8	(4.6)	9.4
Total Reportable Segments	23,147	20,641	12.1	(4.0)	16.1
Other	5	38	n/m	n/m	n/m
Net Sales	$23,152	$20,679	12.0	(3.9)	15.9

Total U.S.	$9,829	$7,419	32.5	—	32.5

Total International	$13,323	$13,260	0.5	(6.2)	6.7

Notes:
In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

n/m = Percent change is not meaningful

The 14.3 percent increase in total net sales during the second quarter of 2022, excluding the impact of foreign exchange, reflected demand for Abbott’s rapid diagnostic tests to detect COVID-19 as well as growth in the Medical Devices and Established Pharmaceutical Products segments partially offset by lower Nutritional Products sales. Abbott’s COVID-19 testing-related sales totaled approximately $2.3 billion during the second quarter of 2022 and approximately $1.3 billion during the second quarter of 2021. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales decreased 0.3 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 4.1 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the second quarter as the relatively stronger U.S. dollar decreased total international sales by 6.5 percent and total sales by 4.2 percent.

The 15.9 percent increase in total net sales during the first six months of 2022, excluding the impact of foreign exchange, reflected demand for Abbott’s rapid diagnostic tests to detect COVID-19 as well as growth in the Medical Devices and Established Pharmaceutical Products segments partially offset by lower Nutritional Products sales. Abbott’s COVID-19 testing-related sales totaled approximately $5.6 billion during the first six months of 2022 and approximately $3.5 billion during the first six months of 2021. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 1.7 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 5.9 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first six months as the relatively stronger U.S. dollar decreased total international sales by 6.2 percent and total sales by 3.9 percent.

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

(in millions)	June 30, 2022	June 30, 2021	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$1,833	$1,736	5.6%	(6.2)%	11.8%
Other Emerging Markets	537	514	4.5	(4.7)	9.2

Nutritionals —
International Pediatric Nutritionals	1,021	1,123	(9.1)	(3.5)	(5.6)
U.S. Pediatric Nutritionals	751	1,036	(27.5)	—	(27.5)
International Adult Nutritionals	1,388	1,312	5.8	(5.7)	11.5
U.S. Adult Nutritionals	687	673	2.1	—	2.1

Diagnostics —
Core Laboratory	2,405	2,488	(3.4)	(4.7)	1.3
Molecular	632	737	(14.2)	(2.9)	(11.3)
Point of Care	267	266	0.4	(1.0)	1.4
Rapid Diagnostics	6,304	3,770	67.2	(3.2)	70.4

Medical Devices —
Rhythm Management	1,072	1,086	(1.3)	(3.8)	2.5
Electrophysiology	971	918	5.8	(4.7)	10.5
Heart Failure	462	421	9.7	(2.2)	11.9
Vascular	1,272	1,332	(4.5)	(4.1)	(0.4)
Structural Heart	851	799	6.5	(5.2)	11.7
Neuromodulation	376	394	(4.6)	(1.7)	(2.9)
Diabetes Care	2,318	2,036	13.8	(6.0)	19.8

Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets for Established Pharmaceutical Products increased 11.8 percent in the first six months of 2022, led by double-digit growth in several countries and therapeutic areas, including gastroenterology, central nervous system/pain management, and respiratory products. Other Emerging Markets, excluding the effect of foreign exchange, increased by 9.2 percent in the first six months of 2022.

International Pediatric Nutritional sales, excluding the effect of foreign exchange, decreased 5.6 percent in the first six months of 2022 versus the comparable 2021 period and the decrease reflects lower sales due to challenging market dynamics in the infant category in Greater China partially offset by higher volumes sold in various countries in Southeast Asia, Latin America and the Middle East. International Adult Nutritional sales, excluding the effect of foreign exchange, increased 11.5 percent, reflecting double digit growth of the Ensure® and Glucerna® brands in several countries in Southeast Asia and China. In the first six months of 2022, U.S. Adult Nutritional sales increased 2.1 percent.

In U.S. Pediatric Nutritionals, Abbott initiated a voluntary recall in February 2022 of certain infant powder formula products manufactured at its facility in Sturgis, Michigan and stopped production at the facility. The 27.5 percent decrease in U.S. Pediatric Nutritional sales in the first six months of 2022 reflects the impact of the recall and production stoppage partially offset by increased demand for Abbott’s Pedialyte® products. U.S. sales of certain infant powder formulas associated with the recall were $175 million in the first six months of 2022 and $568 million in the first six months of 2021.

On May 16, 2022, Abbott entered into a consent decree with the U.S. Food and Drug Administration (FDA) on the steps necessary to resume production and maintain the Sturgis facility and operations. On July 1, Abbott restarted partial production at the facility starting with its specialty formula EleCare® and metabolic formulas. Subsequently, Abbott restarted Similac® production. The consent decree does not affect any other Abbott plant or operation.

Abbott has taken various actions to mitigate the impact of the recall on the supply of formula in the U.S. These actions have included the shipment of infant formula powder into the U.S. from Abbott's FDA-registered facility in Ireland, prioritization of infant formula production at its Columbus, Ohio facility, conversion of other liquid manufacturing lines into manufacturing Similac liquid ready-to-feed product, and increased production of powder infant formula at its Casa Grande, Arizona manufacturing site.

The 35.9 percent increase in Diagnostic Products sales in the first six months of 2022, excluding the impact of foreign exchange, was driven by demand for Abbott’s portfolio of COVID-19 tests in Rapid Diagnostics and growth in routine diagnostic testing in Molecular Diagnostics. In Core Laboratory Diagnostics, sales increased 1.3 percent in the first six months of 2022, excluding the effect of foreign exchange, due to the higher volume of routine diagnostic testing from the continued roll-out of the Alinity® platform and an expanded menu of tests. These increases were partially offset by lower sales of Abbott’s laboratory-based tests for the detection of COVID-19 IgG and IgM antibodies, which determine if someone was previously infected with the COVID-19 virus, as well as market disruptions in China due to COVID-19 quarantine restrictions in various cities during the second quarter of 2022. In the first six months of 2022 and 2021, Core Laboratory Diagnostics IgG and IgM antibody testing-related sales on Abbott’s ARCHITECT and Alinity i platforms were $40 million and $112 million, respectively. In the first six months of 2022, Core Laboratory Diagnostics sales decreased 0.5 percent, excluding COVID-19 testing-related sales, and increased 4.3 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

The 11.3 percent decrease in Molecular Diagnostics sales in the first six months of 2022, excluding the effect of foreign exchange, was driven by lower demand for Abbott’s laboratory-based molecular tests for COVID-19 partially offset by growth in the base business from increased routine molecular testing and an expanded menu of tests. In the first six months of 2022 and 2021, Molecular Diagnostics COVID-19 testing-related sales were $321 million and $480 million, respectively. In the first six months of 2022, Molecular Diagnostics sales increased 21.7 percent, excluding COVID-19 testing-related sales, and increased 26.0 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

In Rapid Diagnostics, sales increased 70.4 percent in the first six months of 2022, excluding the effect of foreign exchange, due to the demand for Abbott’s COVID-19 tests on its rapid testing platforms, including the Panbio® system, the ID NOW® platform, and the BinaxNOW® COVID-19 Ag Card test. In the first six months of 2022 and 2021, Rapid Diagnostics COVID-19 testing-related sales were $5.3 billion and $2.8 billion, respectively. In the first six months of 2022, Rapid Diagnostics sales increased 14.0 percent, excluding COVID-19 testing-related sales, and increased 16.1 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales. These increases reflect higher sales of ID NOW tests for flu, strep, and respiratory syncytial virus (RSV) as well as growth in various other Rapid Diagnostics products.

Excluding the effect of foreign exchange, total Medical Devices sales grew 9.4 percent in the first six months of 2022, driven by double-digit growth in Diabetes Care, Electrophysiology, Structural Heart and Heart Failure. Growth in Diabetes Care sales was driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, in the U.S. and internationally. FreeStyle Libre sales totaled $2.1 billion in the first six months of 2022, which reflected a 25.9 percent increase, excluding the effect of foreign exchange, over the first six months of 2021 when FreeStyle Libre sales totaled $1.7 billion. In May 2022, Abbott announced FDA clearance of its Freestyle Libre 3 system, which automatically delivers up-to-the-minute glucose readings and 14-day accuracy in the world's smallest and thinnest wearable sensor.

During the first six months of 2022, procedure volumes across Abbott’s cardiovascular and neuromodulation businesses were negatively impacted by elevated COVID-19 case rates early in 2022 as well as new surges of COVID-19 in several geographies, healthcare staffing challenges, and quarantine restrictions in China during the second quarter. Despite such challenges, overall volume trends improved in several businesses versus the first six months of 2021. In Electrophysiology, the 10.5 percent growth, excluding the effect of foreign exchange, reflects the increase in procedure volumes and the U.S. roll‑out of Abbott’s EnSite™ X EP System with Ensite Omnipolar Technology (OT), a new cardiac mapping platform available in the U.S., Japan and across Europe. In January 2022, Abbott announced FDA clearance for the EnSite X EP System with EnSite OT. The system leverages the Advisor™ HD Grid Catheter to provide a 360‑degree view of the heart without regard to the orientation of the catheter in the heart.

Growth in Structural Heart during the first six months of 2022, excluding the effect of foreign exchange, was 11.7 percent, driven by growth across several areas of the business, including Amplatzer® Amulet® Left Atrial Appendage Occluder, which offers immediate closure of the left atrial appendage, an area in the heart where blood clots can form and MitraClip®, Abbott's market-leading device for the minimally invasive treatment of mitral regurgitation, a leaky heart valve. In Vascular, the 0.4 percent decrease in sales, excluding the impact of foreign exchange, during the first six months of 2022 reflects the negative effect of lower average pricing for drug-eluting stents (DES) in the U.S. and a lag in the recovery of percutaneous coronary intervention case rates compared to many other cardiovascular procedures partially offset by higher endovascular sales.

In the first six months of 2022, Medical Devices received various other product approvals. In February 2022, Abbott received FDA approval for an expanded indication for its CardioMEMS™ HF system, a small implantable sensor and remote monitoring system that can detect early warning signs of worsening heart failure. In April 2022, Abbott announced FDA approval for its Aveir™ single-chamber leadless pacemaker for the treatment of patients in the U.S. with slow heart rhythms.

The gross profit margin percentage was 51.7 percent for the second quarter of 2022 compared to 46.7 percent for the second quarter of 2021 and 52.8 percent for the first six months of 2022 compared to 49.9 percent for the first six months of 2021. The increases in the quarter and the first six months of 2022 reflect the nonrecurrence of $499 million of 2021 restructuring charges. The increases in the quarter and the first six months of 2022 also reflect higher sales volume of COVID-19 rapid tests and various other products, the impact of gross margin improvement initiatives, and the favorable impact of foreign exchange on costs. These increases were partially offset by the impact of the voluntary product recall in the Nutritional business, higher manufacturing and supply chain costs, including inflation, commodities and distribution expenses, and lower COVID-19 testing-related sales in Core Laboratory and Molecular Diagnostics.

Research and development (R&D) expenses increased $30 million, or 4.8 percent, in the second quarter of 2022 and increased $73 million, or 5.6 percent, in the first six months of 2022 compared to the prior year. The increases in R&D expenses in the second quarter and the first six months of 2022 were primarily driven by higher spending on various projects to advance products in development partially offset by the favorable impact of foreign exchange.

Selling, general and administrative expenses increased $31 million, or 1.1 percent, in the second quarter of 2022, and increased $35 million, or 0.6 percent, in the first six months of 2022, due primarily to higher selling and marketing spending to drive growth across various businesses partially offset by the nonrecurrence of certain 2021 litigation costs and the favorable impact of foreign exchange.

Other (Income) Expense, net

Other income, net increased from $79 million of income in the second quarter of 2021 to $82 million of income in the second quarter of 2022 and from $140 million of income in the first six months of 2021 to $160 million of income in the first six months of 2022. The increases in the second quarter and the first six months of 2022 were primarily due to higher income in 2022 related to the non-service cost components of net pension and post-retirement medical benefit costs partially offset by the nonrecurrence of a gain on the sale of an equity method investment that occurred in the second quarter of 2021.

Interest Expense, net

Interest expense, net declined $17 million in the second quarter of 2022 and $24 million in the first six months of 2022 versus 2021 due to the impact of higher interest rates and cash and short-term investment balances on interest income and the repayment of debt in the first quarter of 2022.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2022 and 2021, taxes on earnings include approximately $32 million and $90 million, respectively, in excess tax benefits associated with share-based compensation. In the first six months of 2022, taxes on earnings also include approximately $27 million of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $90 million to $115 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Liquidity and Capital Resources June 30, 2022 Compared with December 31, 2021

The decrease in cash and cash equivalents from $9.8 billion at December 31, 2021 to $8.9 billion at June 30, 2022 primarily reflects share repurchases, the payment of dividends, the repayment of debt and capital expenditures partially offset by the cash generated from operations in the first six months of 2022. Working capital was $12.6 billion at June 30, 2022 and $11.1 billion at December 31, 2021. The increase in working capital in 2022 primarily reflects increases in accounts receivable and inventory and a decrease in the current portion of long-term debt partially offset by a decrease in cash and cash equivalents.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first six months of 2022 totaled approximately $4.5 billion, a decrease of $290 million from the prior year primarily due to an increased investment in working capital and the timing of pension and postretirement benefit plan contributions partially offset by higher operating earnings and a reduction in cash taxes paid. Net cash from operating activities includes $348 million of pension contributions and the payment of cash taxes of approximately $657 million in 2022. Net cash from operating activities includes $80 million of pension contributions and the payment of cash taxes of approximately $715 million in 2021.

On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes upon maturity.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. As of June 30, 2022, $2.15 billion of the $5 billion authorization remains available.

At June 30, 2022, Abbott’s long-term debt rating was AA- by Standard & Poor’s Corporation and A1 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2025.

In December 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott’s common shares from time to time. The new authorization was in addition to the $1.081 billion portion of the share repurchase program authorized in 2019 that was unused as of December 31, 2021. In the first quarter of 2022, Abbott repurchased 17.3 million of its common shares for $2.1 billion which fully utilized the authorization remaining under the 2019 share repurchase program and a portion of the 2021 authorization. As of June 30, 2022, $3.981 billion remains available for repurchase under the 2021 repurchase program.

In each of the first two quarters of 2022, Abbott declared a quarterly dividend of $0.47 per share on its common shares, which represents an increase of 4.4 percent over the $0.45 per share dividend declared in each of the first two quarters of 2021.

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

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions that any forward-looking statements made by Abbott are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Economic, competitive, governmental, technological and other factors that may affect Abbott's operations are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, and are incorporated herein by reference. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

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

(b)Changes in internal control over financial reporting. During the quarter ended June 30, 2022, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	0	(1)	$0	0	$3,981,169,070	(2)
May 1, 2022 - May 31, 2022	0	(1)	0	0	3,981,169,070	(2)
June 1, 2022 - June 30, 2022	0	(1)	0	0	3,981,169,070	(2)
Total	0	(1)	$0	0	$3,981,169,070	(2)
______________________________________
1.These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.On December 10, 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott common shares, from time to time.

Item 6.     Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Robert E. Funck, Jr.
Robert E. Funck, Jr.
Executive Vice President, Finance and Chief Financial Officer

Date: August 2, 2022