Form 10-Q
period 2022-09-30
ABBOTT LABORATORIES
filed 2022-11-01
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2022, Abbott Laboratories had 1,743,573,777 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net sales	$10,410	$10,928	$33,562	$31,607

Cost of products sold, excluding amortization of intangible assets	4,629	4,423	14,549	13,771
Amortization of intangible assets	498	520	1,517	1,533
Research and development	782	672	2,163	1,980
Selling, general and administrative	2,731	2,767	8,275	8,276
Total operating cost and expenses	8,640	8,382	26,504	25,560

Operating earnings	1,770	2,546	7,058	6,047

Interest expense	141	133	404	402
Interest (income)	(55)	(10)	(95)	(32)
Net foreign exchange (gain) loss	19	4	16	7
Other (income) expense, net	(93)	(74)	(253)	(214)
Earnings before taxes	1,758	2,493	6,986	5,884
Taxes on earnings	323	393	1,086	802
Net Earnings	$1,435	$2,100	$5,900	$5,082

Basic Earnings Per Common Share	$0.82	$1.18	$3.35	$2.85

Diluted Earnings Per Common Share	$0.81	$1.17	$3.32	$2.83

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,752,968	1,774,516	1,756,209	1,776,870
Dilutive Common Stock Options	10,685	14,483	11,638	14,407
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,763,653	1,788,999	1,767,847	1,791,277

Outstanding Common Stock Options Having No Dilutive Effect	5,445	2,740	2,655	2,694
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net Earnings	$1,435	$2,100	$5,900	$5,082
Foreign currency translation gain (loss) adjustments	(1,008)	(391)	(1,429)	(762)
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $11 and $36 in 2022 and $18 and $54 in 2021	56	78	172	211
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $50 and $96 in 2022 and $50 and $98 in 2021	213	139	186	257
Other comprehensive income (loss)	(739)	(174)	(1,071)	(294)
Comprehensive Income	$696	$1,926	$4,829	$4,788

	September 30, 2022	December 31, 2021
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(7,268)	$(5,839)
Net actuarial (losses) and prior service (costs) and credits	(2,498)	(2,670)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other	321	135
Accumulated other comprehensive income (loss)	$(9,445)	$(8,374)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$9,594	$9,799
Short-term investments	313	450
Trade receivables, less allowances of $520 in 2022 and $519 in 2021	6,408	6,487
Inventories:
Finished products	3,407	3,081
Work in process	726	694
Materials	1,601	1,382
Total inventories	5,734	5,157
Prepaid expenses and other receivables	2,796	2,346
Total Current Assets	24,845	24,239
Investments	764	816
Property and equipment, at cost	19,306	19,364
Less: accumulated depreciation and amortization	10,617	10,405
Net property and equipment	8,689	8,959
Intangible assets, net of amortization	10,850	12,739
Goodwill	22,284	23,231
Deferred income taxes and other assets	5,369	5,212
	$72,801	$75,196
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,133	$4,408
Salaries, wages and commissions	1,426	1,625
Other accrued liabilities	5,475	5,181
Dividends payable	820	831
Income taxes payable	394	306
Current portion of long-term debt	1,117	754
Total Current Liabilities	13,365	13,105
Long-term debt	15,297	17,296
Post-employment obligations, deferred income taxes and other long-term liabilities	8,255	8,771
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2022: 1,985,919,440; 2021: 1,985,273,421	24,560	24,470
Common shares held in treasury, at cost — Shares: 2022: 242,345,663; 2021: 221,191,228	(14,555)	(11,822)
Earnings employed in the business	35,115	31,528
Accumulated other comprehensive income (loss)	(9,445)	(8,374)
Total Abbott Shareholders’ Investment	35,675	35,802
Noncontrolling Interests in Subsidiaries	209	222
Total Shareholders’ Investment	35,884	36,024
	$72,801	$75,196
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended September 30
	2022	2021
Common Shares:
Balance at June 30
Shares: 2022: 1,985,676,735; 2021: 1,982,553,488	$24,429	$24,153
Issued under incentive stock programs
Shares: 2022: 242,705; 2021: 550,366	12	26
Share-based compensation	123	113
Issuance of restricted stock awards	(4)	(7)
Balance at September 30
Shares: 2022: 1,985,919,440; 2021: 1,983,103,854	$24,560	$24,285

Common Shares Held in Treasury:
Balance at June 30
Shares: 2022: 234,456,992; 2021: 209,736,139	$(13,720)	$(10,340)
Issued under incentive stock programs
Shares: 2022: 528,436; 2021: 545,860	31	26
Purchased
Shares: 2022: 8,417,107; 2021: 5,626,606	(866)	(685)
Balance at September 30
Shares: 2022: 242,345,663; 2021: 214,816,885	$(14,555)	$(10,999)

Earnings Employed in the Business:
Balance at June 30	$34,487	$29,053
Net earnings	1,435	2,100
Cash dividends declared on common shares (per share — 2022: $0.47; 2021: $0.45)	(822)	(799)
Effect of common and treasury share transactions	15	22
Balance at September 30	$35,115	$30,376

Accumulated Other Comprehensive Income (Loss):
Balance at June 30	$(8,706)	$(9,066)
Other comprehensive income (loss)	(739)	(174)
Balance at September 30	$(9,445)	$(9,240)

Noncontrolling Interests in Subsidiaries:
Balance at June 30	$226	$229
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	(17)	(13)
Balance at September 30	$209	$216
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Nine Months Ended September 30
	2022	2021
Common Shares:
Balance at January 1
Shares: 2022: 1,985,273,421; 2021: 1,981,156,896	$24,470	$24,145
Issued under incentive stock programs
Shares: 2022: 646,019; 2021: 1,946,958	36	91
Share-based compensation	572	536
Issuance of restricted stock awards	(518)	(487)
Balance at September 30
Shares: 2022: 1,985,919,440; 2021: 1,983,103,854	$24,560	$24,285

Common Shares Held in Treasury:
Balance at January 1
Shares: 2022: 221,191,228; 2021: 209,926,622	$(11,822)	$(10,042)
Issued under incentive stock programs
Shares: 2022: 4,808,575; 2021: 5,524,291	261	265
Purchased
Shares: 2022: 25,963,010; 2021: 10,414,554	(2,994)	(1,222)
Balance at September 30
Shares: 2022: 242,345,663; 2021: 214,816,885	$(14,555)	$(10,999)

Earnings Employed in the Business:
Balance at January 1	$31,528	$27,627
Net earnings	5,900	5,082
Cash dividends declared on common shares (per share — 2022: $1.41; 2021: $1.35)	(2,475)	(2,403)
Effect of common and treasury share transactions	162	70
Balance at September 30	$35,115	$30,376

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(8,374)	$(8,946)
Other comprehensive income (loss)	(1,071)	(294)
Balance at September 30	$(9,445)	$(9,240)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$222	$219
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	(13)	(3)
Balance at September 30	$209	$216
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30
	2022	2021
Cash Flow From (Used in) Operating Activities:
Net earnings	$5,900	$5,082
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	943	1,122
Amortization of intangible assets	1,517	1,533
Share-based compensation	570	534
Trade receivables	(409)	(194)
Inventories	(1,224)	(471)
Other, net	(42)	(140)
Net Cash From Operating Activities	7,255	7,466

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,167)	(1,271)
Acquisitions of businesses and technologies, net of cash acquired	—	(187)
Proceeds from business dispositions	48	134
Sales (purchases) of other investment securities, net	(3)	(27)
Other	14	14
Net Cash From (Used in) Investing Activities	(1,108)	(1,337)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	37	(7)
Proceeds from issuance of long-term debt	7	—
Repayments of long-term debt	(753)	(45)
Purchases of common shares	(3,110)	(1,325)
Proceeds from stock options exercised	126	173
Dividends paid	(2,486)	(2,404)
Net Cash From (Used in) Financing Activities	(6,179)	(3,608)

Effect of exchange rate changes on cash and cash equivalents	(173)	(57)

Net Increase (Decrease) in Cash and Cash Equivalents	(205)	2,464
Cash and Cash Equivalents, Beginning of Year	9,799	6,838
Cash and Cash Equivalents, End of Period	$9,594	$9,302
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
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

The following tables provide detail by sales category:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$993	$993	$—	$936	$936
Other	—	333	333	—	329	329
Total	—	1,326	1,326	—	1,265	1,265
Nutritionals —
Pediatric Nutritionals	357	470	827	586	514	1,100
Adult Nutritionals	329	639	968	333	675	1,008
Total	686	1,109	1,795	919	1,189	2,108
Diagnostics —
Core Laboratory	281	938	1,219	291	1,001	1,292
Molecular	65	118	183	162	183	345
Point of Care	92	35	127	100	35	135
Rapid Diagnostics	1,303	839	2,142	1,394	746	2,140
Total	1,741	1,930	3,671	1,947	1,965	3,912
Medical Devices —
Rhythm Management	263	270	533	266	305	571
Electrophysiology	225	244	469	192	293	485
Heart Failure	177	51	228	170	59	229
Vascular	213	393	606	219	425	644
Structural Heart	207	213	420	177	215	392
Neuromodulation	156	36	192	149	41	190
Diabetes Care	423	744	1,167	323	798	1,121
Total	1,664	1,951	3,615	1,496	2,136	3,632

Other	3	—	3	6	5	11

Total	$4,094	$6,316	$10,410	$4,368	$6,560	$10,928

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)
Note 2 — Revenue (Continued)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$2,826	$2,826	$—	$2,672	$2,672
Other	—	870	870	—	843	843
Total	—	3,696	3,696	—	3,515	3,515
Nutritionals —
Pediatric Nutritionals	1,108	1,491	2,599	1,622	1,637	3,259
Adult Nutritionals	1,016	2,027	3,043	1,006	1,987	2,993
Total	2,124	3,518	5,642	2,628	3,624	6,252
Diagnostics —
Core Laboratory	836	2,788	3,624	845	2,935	3,780
Molecular	308	507	815	431	651	1,082
Point of Care	284	110	394	289	112	401
Rapid Diagnostics	5,523	2,923	8,446	3,178	2,732	5,910
Total	6,951	6,328	13,279	4,743	6,430	11,173
Medical Devices —
Rhythm Management	775	830	1,605	776	881	1,657
Electrophysiology	667	773	1,440	580	823	1,403
Heart Failure	523	167	690	483	167	650
Vascular	650	1,228	1,878	684	1,292	1,976
Structural Heart	604	667	1,271	537	654	1,191
Neuromodulation	456	112	568	460	124	584
Diabetes Care	1,165	2,320	3,485	865	2,292	3,157
Total	4,840	6,097	10,937	4,385	6,233	10,618

Other	8	—	8	31	18	49

Total	$13,923	$19,639	$33,562	$11,787	$19,820	$31,607

Remaining Performance Obligations

As of September 30, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.9 billion in the Diagnostics segment and approximately $433 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 16 percent over the subsequent 12 months and the remainder thereafter.

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
September 30, 2022
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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2021	$520
Unearned revenue from cash received during the period	466
Revenue recognized related to contract liability balance	(508)
Balance at September 30, 2022	$478

Note 3 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended September 30, 2022 and 2021 were $1.429 billion and $2.092 billion, respectively, and for the nine months ended September 30, 2022 and 2021 were $5.876 billion and $5.061 billion, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2022 includes $362 million of pension contributions and the payment of cash taxes of approximately $987 million. The first nine months of 2021 includes $366 million of pension contributions and the payment of cash taxes of approximately $990 million.

The following summarizes the activity for the first nine months of 2022 related to the allowance for doubtful accounts as of September 30, 2022:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2021	$313
Provisions/charges to income	10
Amounts charged off and other deductions	(49)
Balance at September 30, 2022	$274

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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)
Note 3 — Supplemental Financial Information (Continued)
The components of long-term investments as of September 30, 2022 and December 31, 2021 are as follows:

(in millions)	September 30, 2022	December 31, 2021
Long-term Investments:
Equity securities	$604	$748
Other	160	68
Total	$764	$816

The decrease in Abbott’s long-term investments as of September 30, 2022 versus the balance as of December 31, 2021 primarily relates to a decrease in the value of investments held in a rabbi trust and the impact of equity method investment losses partially offset by an investment in long-term time deposits.

Abbott’s equity securities as of September 30, 2022, include $285 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of September 30, 2022 with a carrying value of $228 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $83 million that do not have a readily determinable fair value.

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

Note 4 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended September 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges and Other
(in millions)	2022	2021	2022	2021	2022	2021
Balance at June 30	$(6,260)	$(5,230)	$(2,554)	$(3,738)	$108	$(98)
Other comprehensive income (loss) before reclassifications	(1,008)	(391)	15	16	278	70
Amounts reclassified from accumulated other comprehensive income	—	—	41	62	(65)	69
Net current period comprehensive income (loss)	(1,008)	(391)	56	78	213	139
Balance at September 30	$(7,268)	$(5,621)	$(2,498)	$(3,660)	$321	$41

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)
Note 4 — Changes In Accumulated Other Comprehensive Income (Loss) (Continued)

	Nine Months Ended September 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges and Other
(in millions)	2022	2021	2022	2021	2022	2021
Balance at January 1	$(5,839)	$(4,859)	$(2,670)	$(3,871)	$135	$(216)
Other comprehensive income (loss) before reclassifications	(1,429)	(762)	45	26	289	138
Amounts reclassified from accumulated other comprehensive income	—	—	127	185	(103)	119
Net current period comprehensive income (loss)	(1,429)	(762)	172	211	186	257
Balance at September 30	$(7,268)	$(5,621)	$(2,498)	$(3,660)	$321	$41

Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 11 for additional details.

Note 5 — Goodwill and Intangible Assets

The total amount of goodwill reported was $22.3 billion at September 30, 2022 and $23.2 billion at December 31, 2021. Foreign currency translation adjustments decreased goodwill by approximately $946 million in the first nine months of 2022. The amount of goodwill related to reportable segments at September 30, 2022 was $2.6 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.5 billion for the Diagnostic Products segment, and $15.9 billion for the Medical Devices segment. There was no reduction of goodwill relating to impairments in the first nine months of 2022.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $26.9 billion and $27.7 billion as of September 30, 2022 and December 31, 2021, respectively. Accumulated amortization was $16.9 billion and $15.9 billion as of September 30, 2022 and December 31, 2021, respectively. Foreign currency translation adjustments decreased intangible assets by $250 million in the first nine months of 2022. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.1 billion in 2022, $2.0 billion in 2023, $1.9 billion in 2024, $1.7 billion in 2025 and $1.6 billion in 2026.

Indefinite-lived intangible assets, which relate to in-process R&D (IPR&D) acquired in a business combination, were approximately $807 million as of September 30, 2022 and $919 million as of December 31, 2021. In the third quarter of 2022, $111 million of impairment charges were recorded on the Research and development line of the Condensed Consolidated Statement of Earnings related to certain IPR&D intangible assets associated with the Medical Devices business segment.

Note 6 — Restructuring Plans

On May 27, 2021, Abbott management approved a restructuring plan related to its Diagnostic Products segment to align its manufacturing network for COVID-19 diagnostic tests with changes in the second quarter in projected testing demand driven by several factors, including significant reductions in cases in the U.S. and other major developed countries, the accelerated rollout of COVID-19 vaccines globally and the U.S. health authority’s updated guidance on testing for fully vaccinated individuals. In the second quarter of 2021, Abbott recorded charges of $499 million under this plan in Cost of products sold. The charge recognized in the second quarter of 2021 included fixed asset write-downs of $80 million, inventory-related charges of $248 million, and other exit costs, which included contract cancellations and employee-related costs of $171 million.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
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

The following summarizes the activity related to this restructuring action and the status of the related accruals as of September 30, 2022:

(in millions)	Inventory- Related Charges	Fixed Asset Write-Downs	Other Exit Costs	Total
Restructuring charges recorded in 2021	$248	$80	$113	$441
Payments	—	—	(90)	(90)
Other non-cash	(248)	(80)	—	(328)
Accrued balance at December 31, 2021	—	—	23	23
Payments and other adjustments	—	—	(10)	(10)
Accrued balance at September 30, 2022	$—	$—	$13	$13

In 2021, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in Abbott’s diagnostic, established pharmaceutical, and nutritional businesses. In 2022 and 2021, Abbott management approved plans to streamline operations in its medical devices segment. Abbott recorded employees-related severance and other charges of approximately $12 million in the first nine months of 2022 of which approximately $5 million was recorded in Cost of products sold, approximately $2 million was recorded in Research and development, and approximately $5 million was recorded in Selling, general and administrative expense.

The following summarizes the activity for these restructurings:

(in millions)
Restructuring charges recorded in 2021	$68
Payments and other adjustments	(7)
Accrued balance at December 31, 2021	61
Restructuring charges recorded in 2022	12
Payments and other adjustments	(39)
Accrued balance at September 30, 2022	$34

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

Note 7 — Incentive Stock Program

In the first nine months of 2022, Abbott granted 2,634,647 stock options, 514,205 restricted stock awards and 5,427,697 restricted stock units under its incentive stock program. At September 30, 2022, approximately 87 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at September 30, 2022 is as follows:

	Outstanding	Exercisable
Number of shares	29,048,449	23,310,464
Weighted average remaining life (years)	5.4	4.6
Weighted average exercise price	$70.22	$59.69
Aggregate intrinsic value (in millions)	$901	$890

The total unrecognized share-based compensation cost at September 30, 2022 amounted to approximately $600 million which is expected to be recognized over the next three years.

Note 8 — Debt and Lines of Credit

On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes upon maturity.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.9 billion at September 30, 2022 and $8.6 billion at December 31, 2021, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of September 30, 2022 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At September 30, 2022 and December 31, 2021, Abbott held the gross notional amounts of $10.3 billion and $12.2 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of approximately $413 million and $521 million as of September 30, 2022 and December 31, 2021, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts with notional values totaling approximately $2.9 billion at September 30, 2022 and December 31, 2021 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)
Note 9 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2022 and December 31, 2021:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	September 30, 2022	Dec. 31, 2021	Balance Sheet Caption	September 30, 2022	Dec. 31, 2021	Balance Sheet Caption
Interest rate swaps designated as fair value hedges	$—	$87	Deferred income taxes and other assets	$166	$—	Post-employment obligations, deferred income taxes and other long-term liabilities
Foreign currency forward exchange contracts:
Hedging instruments	760	222	Prepaid expenses and other receivables	66	65	Other accrued liabilities
Others not designated as hedges	148	70	Prepaid expenses and other receivables	141	32	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	413	521	Long-term debt
	$908	$379		$786	$618

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three and nine months ended September 30, 2022 and 2021.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$350	$96	$442	$142	$79	$(92)	$149	$(207)	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	24	4	108	41	—	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(85)	(14)	(253)	(81)	Interest expense

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)
Note 9 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
Losses of $27 million and $18 million were recognized in the three months ended September 30, 2022 and 2021, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Gains of $225 million and $15 million were recognized in the nine months ended September 30, 2022 and 2021, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of September 30, 2022 and December 31, 2021 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	September 30, 2022		December 31, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$604	$604	$748	$748
Other	160	160	68	68
Total Long-term Debt	(16,414)	(15,821)	(18,050)	(21,152)
Foreign Currency Forward Exchange Contracts:
Receivable position	908	908	292	292
(Payable) position	(207)	(207)	(97)	(97)
Interest Rate Hedge Contracts:
Receivable position	—	—	87	87
(Payable) position	(166)	(166)	—	—

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)
Note 9 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2022:
Equity securities	$293	$293	$—	$—
Foreign currency forward exchange contracts	908	—	908	—
Total Assets	$1,201	$293	$908	$—

Fair value of hedged long-term debt	$2,685	$—	$2,685	$—
Interest rate swap derivative financial instruments	166	—	166	—
Foreign currency forward exchange contracts	207	—	207	—
Contingent consideration related to business combinations	138	—	—	138
Total Liabilities	$3,196	$—	$3,058	$138

December 31, 2021:
Equity securities	$402	$402	$—	$—
Interest rate swap derivative financial instruments	87	—	87	—
Foreign currency forward exchange contracts	292	—	292	—
Total Assets	$781	$402	$379	$—

Fair value of hedged long-term debt	$2,926	$—	$2,926	$—
Foreign currency forward exchange contracts	97	—	97	—
Contingent consideration related to business combinations	130	—	—	130
Total Liabilities	$3,153	$—	$3,023	$130

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
September 30, 2022
(Unaudited)
Note 10 — Litigation and Environmental Matters (Continued)
Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $40 million to $50 million. The recorded accrual balance at September 30, 2022 for these proceedings and exposures was approximately $45 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 11 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net periodic benefit costs, other than service costs, are recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings. Net cost recognized for the three and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Service cost - benefits earned during the period	$92	$98	$282	$294	$13	$14	$38	$42
Interest cost on projected benefit obligations	74	62	225	186	9	8	27	25
Expected return on plan assets	(231)	(211)	(701)	(633)	(8)	(6)	(23)	(20)
Net amortization of:
Actuarial loss, net	58	79	174	238	2	7	8	21
Prior service cost (credit)	—	—	1	1	(6)	(7)	(18)	(21)
Net cost (credit)	$(7)	$28	$(19)	$86	$10	$16	$32	$47

Abbott funds its domestic defined benefit plans according to Internal Revenue Service funding limitations. International pension plans are funded according to similar regulations. In the first nine months of 2022 and 2021, $362 million and $366 million, respectively, were contributed to defined benefit plans. In the first nine months of 2022 and 2021, $28 million and $26 million, respectively, were contributed to the post-employment medical and dental plans.

Note 12 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2022 and 2021, taxes on earnings include approximately $36 million and $97 million, respectively, in excess tax benefits associated with share-based compensation. In the first nine months of 2022, taxes on earnings also include approximately $20 million of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $75 million to $100 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
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
September 30, 2022
(Unaudited)
Note 13 — Segment Information (Continued)
The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Established Pharmaceutical Products	$1,326	$1,265	$3,696	$3,515	$331	$293	$831	$682
Nutritional Products	1,795	2,108	5,642	6,252	69	431	550	1,388
Diagnostic Products	3,671	3,912	13,279	11,173	1,352	1,652	5,631	4,429
Medical Devices	3,615	3,632	10,937	10,618	1,039	1,160	3,272	3,375
Total Reportable Segments	10,407	10,917	33,554	31,558	2,791	3,536	10,284	9,874
Other	3	11	8	49
Net sales	$10,410	$10,928	$33,562	$31,607
Corporate functions and benefit plan costs					(115)	(204)	(352)	(450)
Net interest expense					(86)	(123)	(309)	(370)
Share-based compensation (a)					(123)	(114)	(570)	(534)
Amortization of intangible assets					(498)	(520)	(1,517)	(1,533)
Other, net (b)					(211)	(82)	(550)	(1,103)
Earnings before taxes					$1,758	$2,493	$6,986	$5,884
______________________________________

(a)	Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)
Other, net for the three and nine months ended September 30, 2022 includes $10 million and $172 million, respectively, of charges related to a voluntary recall within the Nutritional Products segment and $111 million of charges related to the impairment of IPR&D intangible assets. Other, net for the three and nine months ended September 30, 2022 and 2021 also includes integration costs associated with the acquisition of Alere and restructuring charges. Restructuring charges in 2021 include Abbott’s restructuring plan for its COVID-19 test manufacturing network. Other, net for the nine months ended September 30, 2021 also includes costs related to certain litigation.

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

The following tables detail sales by reportable segment for the three and nine months ended September 30. Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(in millions)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,326	$1,265	4.9%	(7.3)%	12.2%
Nutritional Products	1,795	2,108	(14.9)	(4.6)	(10.3)
Diagnostic Products	3,671	3,912	(6.2)	(5.6)	(0.6)
Medical Devices	3,615	3,632	(0.5)	(6.9)	6.4
Total Reportable Segments	10,407	10,917	(4.7)	(6.0)	1.3
Other	3	11	n/m	n/m	n/m
Net Sales	$10,410	$10,928	(4.7)	(6.0)	1.3

Total U.S.	$4,094	$4,368	(6.3)	—	(6.3)

Total International	$6,316	$6,560	(3.7)	(10.0)	6.3

	Net Sales to External Customers
(in millions)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$3,696	$3,515	5.2%	(6.4)%	11.6%
Nutritional Products	5,642	6,252	(9.8)	(3.4)	(6.4)
Diagnostic Products	13,279	11,173	18.9	(4.2)	23.1
Medical Devices	10,937	10,618	3.0	(5.4)	8.4
Total Reportable Segments	33,554	31,558	6.3	(4.7)	11.0
Other	8	49	n/m	n/m	n/m
Net Sales	$33,562	$31,607	6.2	(4.7)	10.9

Total U.S.	$13,923	$11,787	18.1	—	18.1

Total International	$19,639	$19,820	(0.9)	(7.4)	6.5

Notes:
In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

n/m = Percent change is not meaningful

The 1.3 percent increase in total net sales during the third quarter of 2022, excluding the impact of foreign exchange, reflected growth in the Medical Devices and Established Pharmaceutical Products segments partially offset by lower Nutritional Products sales as well as a year-over-year decline in COVID-19 testing-related revenues. Abbott’s COVID-19 testing-related sales totaled approximately $1.7 billion during the third quarter of 2022 and approximately $1.9 billion during the third quarter of 2021. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales decreased 3.1 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 3.2 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the third quarter as the relatively stronger U.S. dollar decreased total international sales by 10.0 percent and total sales by 6.0 percent.

The 10.9 percent increase in total net sales during the first nine months of 2022, excluding the impact of foreign exchange, reflected demand for Abbott’s rapid diagnostic tests to detect COVID-19 as well as growth in the Medical Devices and Established Pharmaceutical Products segments partially offset by lower Nutritional Products sales. Abbott’s COVID-19 testing-related sales totaled approximately $7.3 billion during the first nine months of 2022 and approximately $5.4 billion during the first nine months of 2021. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 0.1 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 4.9 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first nine months as the relatively stronger U.S. dollar decreased total international sales by 7.4 percent and total sales by 4.7 percent.

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

(in millions)	Sept. 30, 2022	Sept. 30, 2021	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$2,826	$2,672	5.8%	(6.4)%	12.2%
Other Emerging Markets	870	843	3.2	(6.3)	9.5

Nutritionals —
International Pediatric Nutritionals	1,491	1,637	(8.9)	(4.3)	(4.6)
U.S. Pediatric Nutritionals	1,108	1,622	(31.7)	—	(31.7)
International Adult Nutritionals	2,027	1,987	2.0	(7.0)	9.0
U.S. Adult Nutritionals	1,016	1,006	1.0	—	1.0

Diagnostics —
Core Laboratory	3,624	3,780	(4.1)	(5.7)	1.6
Molecular	815	1,082	(24.7)	(2.8)	(21.9)
Point of Care	394	401	(1.6)	(1.2)	(0.4)
Rapid Diagnostics	8,446	5,910	42.9	(3.8)	46.7

Medical Devices —
Rhythm Management	1,605	1,657	(3.2)	(4.5)	1.3
Electrophysiology	1,440	1,403	2.6	(5.6)	8.2
Heart Failure	690	650	6.2	(2.4)	8.6
Vascular	1,878	1,976	(5.0)	(4.9)	(0.1)
Structural Heart	1,271	1,191	6.7	(6.1)	12.8
Neuromodulation	568	584	(2.7)	(2.1)	(0.6)
Diabetes Care	3,485	3,157	10.4	(7.0)	17.4

Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets for Established Pharmaceutical Products increased 12.2 percent in the first nine months of 2022, led by double-digit growth in several countries, including India and China, and therapeutic areas, including gastroenterology, central nervous system/pain management, and respiratory products. Other Emerging Markets, excluding the effect of foreign exchange, increased by 9.5 percent in the first nine months of 2022.

International Pediatric Nutritional sales, excluding the effect of foreign exchange, decreased 4.6 percent in the first nine months of 2022 versus the comparable 2021 period. The decrease reflects the impact of challenging market dynamics in the infant category in Greater China partially offset by higher sales volumes in various countries in Southeast Asia and Latin America. International Adult Nutritional sales, excluding the effect of foreign exchange, increased 9.0 percent, reflecting double digit growth of the Ensure® and Glucerna® brands in several countries in Southeast Asia and China. In the first nine months of 2022, U.S. Adult Nutritional sales increased 1.0 percent.

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

During the first three quarters of 2022, Abbott took various actions to mitigate the impact of the recall on the supply of formula in the U.S. These actions included the shipment of infant formula powder into the U.S. from Abbott's FDA-registered facility in Ireland; prioritization of infant formula production at its Columbus, Ohio facility; conversion of other liquid manufacturing lines into manufacturing Similac liquid ready-to-feed product; increased production of powder infant formula at its Casa Grande, Arizona manufacturing site; and importation of product from its facility in Spain as permitted by the FDA.

The 31.7 percent decrease in U.S. Pediatric Nutritional sales in the first nine months of 2022 reflects the impact of the recall and the Sturgis production stoppage partially offset by increased demand for Abbott’s Pedialyte® products. U.S. sales of infant powder formula brands associated with the recall were $277 million and $900 million in the first nine months of 2022 and 2021, respectively.

The 23.1 percent increase in Diagnostic Products sales in the first nine months of 2022, excluding the impact of foreign exchange, was driven by demand for Abbott’s portfolio of COVID-19 tests in Rapid Diagnostics and growth in routine diagnostic testing in Molecular Diagnostics. In Core Laboratory Diagnostics, sales increased 1.6 percent in the first nine months of 2022, excluding the effect of foreign exchange, due to the higher volume of routine diagnostic testing from the continued roll-out of the Alinity® platform and an expanded menu of tests. These increases were partially offset by lower sales of Abbott’s laboratory-based tests for the detection of COVID-19 IgG and IgM antibodies, which determine if someone was previously infected with the COVID-19 virus, as well as market disruptions in China due to COVID-19 quarantine restrictions in various cities primarily during the second quarter of 2022. In the first nine months of 2022 and 2021, Core Laboratory Diagnostics IgG and IgM antibody testing-related sales on Abbott’s ARCHITECT and Alinity i platforms were $51 million and $159 million, respectively. In the first nine months of 2022, Core Laboratory Diagnostics sales decreased 1.3 percent, excluding COVID-19 testing-related sales, and increased 4.6 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

The 21.9 percent decrease in Molecular Diagnostics sales in the first nine months of 2022, excluding the effect of foreign exchange, was driven by lower demand for Abbott’s laboratory-based molecular tests for COVID-19 partially offset by growth in the base business from increased routine molecular testing. In the first nine months of 2022 and 2021, Molecular Diagnostics COVID-19 testing-related sales were $375 million and $699 million, respectively. In the first nine months of 2022, Molecular Diagnostics sales increased 14.9 percent, excluding COVID-19 testing-related sales, and increased 19.4 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

In Rapid Diagnostics, sales increased 46.7 percent in the first nine months of 2022, excluding the effect of foreign exchange, due to the demand for Abbott’s COVID-19 tests on its rapid testing platforms, including the Panbio® system, the ID NOW® platform, and the BinaxNOW® COVID-19 Ag Card test. In the first nine months of 2022 and 2021, Rapid Diagnostics COVID-19 testing-related sales were $6.9 billion and $4.5 billion, respectively. In the first nine months of 2022, Rapid Diagnostics sales increased 11.8 percent, excluding COVID-19 testing-related sales, and increased 14.6 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales. These increases reflect higher sales of ID NOW tests for flu, strep, and respiratory syncytial virus (RSV) as well as growth in various other Rapid Diagnostics products.

Excluding the effect of foreign exchange, total Medical Devices sales grew 8.4 percent in the first nine months of 2022, driven by growth in Diabetes Care, Electrophysiology, Structural Heart and Heart Failure. Growth in Diabetes Care sales was driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, in the U.S. and internationally. FreeStyle Libre sales totaled $3.1 billion in the first nine months of 2022, which reflected a 22.8 percent increase, excluding the effect of foreign exchange, over the first nine months of 2021 when FreeStyle Libre sales totaled $2.7 billion. During the third quarter of 2022, Abbott launched its FreeStyle Libre 3 system in the U.S., which automatically delivers up-to-the-minute glucose readings and 14-day accuracy in a wearable sensor.

During the first nine months of 2022, procedure volumes across Abbott’s cardiovascular and neuromodulation businesses were negatively impacted by new surges of COVID-19 in various geographies as well as intermittent COVID-19 lockdown restrictions in China and healthcare staffing challenges throughout the nine months. Despite such challenges, overall volume trends improved in several businesses versus the first nine months of 2021. In Electrophysiology, the 8.2 percent growth, excluding the effect of foreign exchange, reflects the increase in procedure volumes and the continued roll‑out of Abbott’s EnSite® X EP System with Ensite Omnipolar Technology (OT), a new cardiac mapping platform available in the U.S., Japan and across Europe. In January 2022, Abbott announced FDA clearance for the EnSite® X EP System with EnSite OT. The system leverages the Advisor® HD Grid Catheter to provide a 360‑degree view of the heart without regard to the orientation of the catheter in the heart.

Growth in Structural Heart during the first nine months of 2022, excluding the effect of foreign exchange, was 12.8 percent, driven by growth across several areas of the business, including Amplatzer®_Amulet® Left Atrial Appendage Occluder, which offers immediate closure of the left atrial appendage, an area in the heart where blood clots can form and MitraClip®, Abbott's market-leading device for the minimally invasive treatment of mitral regurgitation, a leaky heart valve. In Vascular, sales during the first nine months of 2022, excluding the impact of foreign exchange, were virtually unchanged as higher endovascular sales were offset by the negative effect of lower average pricing for drug-eluting stents (DES) in the U.S. and a lag in the recovery of percutaneous coronary intervention case rates compared to many other cardiovascular procedures.

In the first nine months of 2022, Medical Devices received various other product approvals. In February 2022, Abbott received FDA approval for an expanded indication for its CardioMEMS® HF system, a small implantable sensor and remote monitoring system that can detect early warning signs of worsening heart failure. In April 2022, Abbott announced FDA approval for its Aveir® single-chamber leadless pacemaker for the treatment of patients in the U.S. with slow heart rhythms.

The gross profit margin percentage was 50.7 percent for the third quarter of 2022 compared to 54.8 percent for the third quarter of 2021. The decrease reflects the continued impact of the voluntary product recall and Sturgis manufacturing stoppage in the Nutritional business during the first half of 2022 as well as the prioritization of infant formula sales related to the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC). The decrease also reflects higher manufacturing and supply chain costs across Abbott's businesses, including inflation, commodities and distribution expenses as well as lower COVID-19 testing-related sales in 2022 and the nonrecurrence of a favorable change in estimate in the third quarter of 2021 related to a previously recognized restructuring plan.

The gross profit margin was 52.1 percent for the first nine months of 2022 compared to 51.6 percent for the first nine months of 2021. The increase reflects the nonrecurrence of 2021 restructuring charges and the impact of higher sales of COVID-19 rapid tests during the first nine months of 2022. These favorable impacts were partially offset by the impact of the voluntary product recall and Sturgis manufacturing stoppage in the Nutritional business as well as higher manufacturing and supply chain costs across Abbott's businesses, including inflation and higher commodity and distribution expenses. The future extent to which inflation, supply chain disruptions, and unfavorable foreign exchange rates will have a material effect on Abbott's operating results is uncertain.

Research and development (R&D) expenses increased $110 million, or 16.2 percent, in the third quarter of 2022 and increased $183 million, or 9.2 percent, in the first nine months of 2022 compared to the prior year. The increase in the third quarter primarily reflects the impairment of certain in-process R&D intangible assets in the third quarter of 2022. The increase in the first nine months was also driven by higher spending on various projects to advance products in development partially offset by the favorable impact of foreign exchange.

Selling, general and administrative (SG&A) expenses decreased $36 million, or 1.3 percent, in the third quarter of 2022 compared to the prior year as higher selling and marketing spending to drive growth across various businesses was more than offset by the favorable impact of foreign exchange. SG&A expenses were virtually unchanged in the first nine months of 2022 compared to the prior year as higher selling and marketing spending was offset by the nonrecurrence of certain 2021 litigation costs and the favorable impact of foreign exchange.

Other (Income) Expense, net

Other income, net increased from $74 million of income in the third quarter of 2021 to $93 million of income in the third quarter of 2022 and from $214 million of income in the first nine months of 2021 to $253 million of income in the first nine months of 2022. The increases in the third quarter and the first nine months of 2022 were primarily due to higher income in 2022 related to the non-service cost components of net pension and post-retirement medical benefit costs. In the first nine months of 2022, the higher year-to-date income related to the non-service cost components was partially offset by the nonrecurrence of a gain on the sale of an equity method investment that occurred in the second quarter of 2021.

Interest Expense, net

Interest expense, net declined $37 million in the third quarter of 2022 and $61 million in the first nine months of 2022 versus 2021 due to the impact of higher interest rates and cash and short-term investment balances on interest income and the repayment of debt in the first quarter of 2022 partially offset by the impact of interest rate hedge contracts related to certain fixed-rate debt.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2022 and 2021, taxes on earnings include approximately $36 million and $97 million, respectively, in excess tax benefits associated with share-based compensation. In the first nine months of 2022, taxes on earnings also include approximately $20 million of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $75 million to $100 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Liquidity and Capital Resources September 30, 2022 Compared with December 31, 2021

The decrease in cash and cash equivalents from $9.8 billion at December 31, 2021 to $9.6 billion at September 30, 2022 primarily reflects share repurchases, the payment of dividends, capital expenditures, and the repayment of debt partially offset by the cash generated from operations in the first nine months of 2022. Working capital was $11.5 billion at September 30, 2022 and $11.1 billion at December 31, 2021. The increase in working capital in 2022 primarily reflects an increase in inventory partially offset by an increase in the current portion of long-term debt and a decrease in cash and cash equivalents.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first nine months of 2022 totaled approximately $7.3 billion, a decrease of $211 million from the prior year primarily due to an increased investment in working capital partially offset by higher operating earnings. Net cash from operating activities includes $362 million of pension contributions and the payment of cash taxes of approximately $987 million in 2022. Net cash from operating activities includes $366 million of pension contributions and the payment of cash taxes of approximately $990 million in 2021.

On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes upon maturity.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. As of September 30, 2022, $2.15 billion of the $5 billion authorization remains available.

At September 30, 2022, Abbott’s long-term debt rating was AA- by Standard & Poor’s Corporation and A1 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2025.

In December 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott’s common shares from time to time. The new authorization was in addition to the $1.081 billion portion of the share repurchase program authorized in 2019 that was unused as of December 31, 2021. In the first nine months of 2022, Abbott repurchased 25.7 million of its common shares for $2.965 billion which fully utilized the authorization remaining under the 2019 share repurchase program and a portion of the 2021 authorization. As of September 30, 2022, $3.116 billion remains available for repurchase under the 2021 repurchase program.

In each of the first three quarters of 2022, Abbott declared a quarterly dividend of $0.47 per share on its common shares, which represents an increase of 4.4 percent over the $0.45 per share dividend declared in each of the first three quarters of 2021.

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

(b)Changes in internal control over financial reporting. During the quarter ended September 30, 2022, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2022 - July 31, 2022	—	$—	—	$3,981,169,070
August 1, 2022 - August 31, 2022	1,050,000	102.567	1,050,000	3,873,473,475
September 1, 2022 - September 30, 2022	7,363,597	102.895	7,363,597	3,115,796,433
Total	8,413,597	$102.854	8,413,597	$3,115,796,433
______________________________________
1.These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.On December 10, 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott common shares, from time to time.

Item 6.     Exhibits

Exhibit No.	Exhibit

3.1	By-Laws of Abbott Laboratories, as amended and restated effective September 15, 2022, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on September 15, 2022.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Robert E. Funck, Jr.
Robert E. Funck, Jr.
Executive Vice President, Finance and Chief Financial Officer

Date: November 1, 2022