Form 10-Q
period 2023-03-31
ABBOTT LABORATORIES
filed 2023-05-04
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2023, Abbott Laboratories had 1,738,946,799 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended
	March 31
	2023	2022
Net sales	$9,747	$11,895

Cost of products sold, excluding amortization of intangible assets	4,331	4,987
Amortization of intangible assets	491	512
Research and development	654	697
Selling, general and administrative	2,762	2,787
Total operating cost and expenses	8,238	8,983

Operating earnings	1,509	2,912

Interest expense	153	131
Interest (income)	(101)	(14)
Net foreign exchange (gain) loss	6	(3)
Other (income) expense, net	(111)	(78)
Earnings before taxes	1,562	2,876
Taxes on earnings	244	429
Net Earnings	$1,318	$2,447

Basic Earnings Per Common Share	$0.75	$1.38

Diluted Earnings Per Common Share	$0.75	$1.37

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,741,738	1,761,911
Dilutive Common Stock Options	9,977	12,631
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,751,715	1,774,542

Outstanding Common Stock Options Having No Dilutive Effect	7,332	2,655
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended
	March 31
	2023	2022
Net Earnings	$1,318	$2,447
Foreign currency translation gain (loss) adjustments	139	(106)
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $— in 2023 and $13 in 2022	2	62
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $(58) in 2023 and $(15) in 2022	(129)	(56)
Other comprehensive income (loss)	12	(100)
Comprehensive Income	$1,330	$2,347

	March 31, 2023	December 31, 2022
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(6,594)	$(6,733)
Net actuarial (losses) and prior service (costs) and credits	(1,491)	(1,493)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	46	175
Accumulated Other Comprehensive Income (Loss)	$(8,039)	$(8,051)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$9,161	$9,882
Short-term investments	371	288
Trade receivables, less allowances of $503 in 2023 and $500 in 2022	6,020	6,218
Inventories:
Finished products	3,944	3,805
Work in process	805	680
Materials	1,924	1,688
Total inventories	6,673	6,173
Prepaid expenses and other receivables	2,152	2,663
Total Current Assets	24,377	25,224
Investments	776	766
Property and equipment, at cost	20,605	20,212
Less: accumulated depreciation and amortization	11,323	11,050
Net property and equipment	9,282	9,162
Intangible assets, net of amortization	10,006	10,454
Goodwill	22,927	22,799
Deferred income taxes and other assets	6,426	6,033
	$73,794	$74,438
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,167	$4,607
Salaries, wages and commissions	1,098	1,556
Other accrued liabilities	5,758	5,845
Dividends payable	888	887
Income taxes payable	334	343
Current portion of long-term debt	2,285	2,251
Total Current Liabilities	14,530	15,489
Long-term debt	14,615	14,522
Post-employment obligations, deferred income taxes and other long-term liabilities	7,417	7,522
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2023: 1,986,904,170; 2022: 1,986,519,278	24,488	24,709
Common shares held in treasury, at cost — Shares: 2023: 247,957,371; 2022: 248,724,257	(15,307)	(15,229)
Earnings employed in the business	35,868	35,257
Accumulated other comprehensive income (loss)	(8,039)	(8,051)
Total Abbott Shareholders’ Investment	37,010	36,686
Noncontrolling Interests in Subsidiaries	222	219
Total Shareholders’ Investment	37,232	36,905
	$73,794	$74,438
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended March 31
	2023	2022
Common Shares:
Balance at January 1
Shares: 2023: 1,986,519,278; 2022: 1,985,273,421	$24,709	$24,470
Issued under incentive stock programs
Shares: 2023: 384,892; 2022: 251,632	16	14
Share-based compensation	296	324
Issuance of restricted stock awards	(533)	(504)
Balance at March 31
Shares: 2023: 1,986,904,170; 2022: 1,985,525,053	$24,488	$24,304

Common Shares Held in Treasury:
Balance at January 1
Shares: 2023: 248,724,257; 2022: 221,191,228	$(15,229)	$(11,822)
Issued under incentive stock programs
Shares: 2023: 3,933,165; 2022: 4,144,476	242	223
Purchased
Shares: 2023: 3,166,279; 2022: 17,536,012	(320)	(2,127)
Balance at March 31
Shares: 2023: 247,957,371; 2022: 234,582,764	$(15,307)	$(13,726)

Earnings Employed in the Business:
Balance at January 1	$35,257	$31,528
Net earnings	1,318	2,447
Cash dividends declared on common shares (per share — 2023: $0.51; 2022: $0.47)	(890)	(826)
Effect of common and treasury share transactions	183	146
Balance at March 31	$35,868	$33,295

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(8,051)	$(8,374)
Other comprehensive income (loss)	12	(100)
Balance at March 31	$(8,039)	$(8,474)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$219	$222
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	3	8
Balance at March 31	$222	$230
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Three Months Ended March 31
	2023	2022
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,318	$2,447
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	315	311
Amortization of intangible assets	491	512
Share-based compensation	281	305
Trade receivables	233	(751)
Inventories	(419)	(554)
Other, net	(1,076)	(205)
Net Cash From Operating Activities	1,143	2,065

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(380)	(321)
Sales (purchases) of other investment securities, net	(86)	(41)
Other	4	2
Net Cash From (Used in) Investing Activities	(462)	(360)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	(42)	8
Repayments of long-term debt	—	(751)
Purchases of common shares	(540)	(2,307)
Proceeds from stock options exercised	62	59
Dividends paid	(890)	(832)
Net Cash From (Used in) Financing Activities	(1,410)	(3,823)

Effect of exchange rate changes on cash and cash equivalents	8	(6)

Net Increase (Decrease) in Cash and Cash Equivalents	(721)	(2,124)
Cash and Cash Equivalents, Beginning of Year	9,882	9,799
Cash and Cash Equivalents, End of Period	$9,161	$7,675
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

Note 2 — New Accounting Standards

Recent Adopted Accounting Standards

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2022-04, Disclosure of Supplier Finance Program Obligations, which requires an entity to report information about its supplier finance program. Abbott adopted the standard on January 1, 2023. The new standard did not have an impact on Abbott's condensed consolidated financial statements.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)
Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

The following tables provide detail by sales category:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$912	$912	$—	$906	$906
Other	—	277	277	—	241	241
Total	—	1,189	1,189	—	1,147	1,147
Nutritionals —
Pediatric Nutritionals	459	465	924	338	509	847
Adult Nutritionals	353	690	1,043	339	708	1,047
Total	812	1,155	1,967	677	1,217	1,894
Diagnostics —
Core Laboratory	289	893	1,182	268	916	1,184
Molecular	47	100	147	172	248	420
Point of Care	93	41	134	91	37	128
Rapid Diagnostics	906	319	1,225	2,181	1,344	3,525
Total	1,335	1,353	2,688	2,712	2,545	5,257
Medical Devices —
Rhythm Management	260	267	527	248	276	524
Electrophysiology	238	267	505	216	269	485
Heart Failure	218	63	281	196	54	250
Vascular	218	399	617	209	410	619
Structural Heart	210	251	461	190	221	411
Neuromodulation	155	41	196	143	36	179
Diabetes Care	479	834	1,313	343	783	1,126
Total	1,778	2,122	3,900	1,545	2,049	3,594

Other	3	—	3	3	—	3

Total	$3,928	$5,819	$9,747	$4,937	$6,958	$11,895

Note: The Acelis Connected Health business was internally transferred from Rapid Diagnostics to Heart Failure on January 1, 2023. As a result, $29 million of sales for the first quarter of 2022 were moved from Rapid Diagnostics to Heart Failure.

Remaining Performance Obligations

As of March 31, 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $4.1 billion in the Diagnostics segment and approximately $450 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)
Note 3 — Revenue (Continued)
These performance obligations primarily reflect the future sale of reagents/consumables in contracts with minimum purchase obligations, extended warranty or service obligations related to previously sold equipment, and remote monitoring services related to previously implanted devices. Abbott has applied the practical expedient described in FASB Accounting Standards Codification (ASC) 606-10-50-14 and has not included remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2022	$500
Unearned revenue from cash received during the period	122
Revenue recognized related to contract liability balance	(93)
Balance at March 31, 2023	$529

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended March 31, 2023 and 2022 were $1.313 billion and $2.438 billion, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first three months of 2023 includes $282 million of pension contributions and the payment of cash taxes of approximately $122 million. The first three months of 2022 includes $334 million of pension contributions and the payment of cash taxes of approximately $195 million.

The following summarizes the activity for the first three months of 2023 related to the allowance for doubtful accounts as of March 31, 2023:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2022	$262
Provisions/charges to income	8
Amounts charged off and other adjustments	2
Balance at March 31, 2023	$272

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
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

The components of long-term investments as of March 31, 2023 and December 31, 2022 are as follows:

(in millions)	March 31, 2023	December 31, 2022
Long-term Investments:
Equity securities	$565	$558
Other	211	208
Total	$776	$766

The increase in Abbott’s long-term investments as of March 31, 2023 versus the balance as of December 31, 2022 primarily relates to an increase in the value of securities held in a rabbi trust and additional investments, partially offset by equity method investment losses.

Abbott’s equity securities as of March 31, 2023, include $305 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of March 31, 2023 with a carrying value of $162 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $88 million that do not have a readily determinable fair value.

Note 5 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended March 31
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges and Other
(in millions)	2023	2022	2023	2022	2023	2022
Balance at January 1	$(6,733)	$(5,839)	$(1,493)	$(2,670)	$175	$135
Other comprehensive income (loss) before reclassifications	139	(106)	2	17	(42)	(34)
Amounts reclassified from accumulated other comprehensive income	—	—	—	45	(87)	(22)
Net current period comprehensive income (loss)	139	(106)	2	62	(129)	(56)
Balance at March 31	$(6,594)	$(5,945)	$(1,491)	$(2,608)	$46	$79

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)
Note 5 — Changes In Accumulated Other Comprehensive Income (Loss) (Continued)
Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 12 for additional details.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $22.9 billion at March 31, 2023 and $22.8 billion at December 31, 2022. Foreign currency translation adjustments increased goodwill by approximately $128 million in the first three months of 2023. The amount of goodwill related to reportable segments at March 31, 2023 was $2.7 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.5 billion for the Diagnostic Products segment, and $16.4 billion for the Medical Devices segment. There was no reduction of goodwill relating to impairments in the first three months of 2023.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.4 billion and $27.2 billion as of March 31, 2023 and December 31, 2022, respectively. Accumulated amortization was $18.2 billion and $17.6 billion as of March 31, 2023 and December 31, 2022, respectively. Foreign currency translation adjustments increased intangible assets by $43 million in the first three months of 2023. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.0 billion in 2023, $1.9 billion in 2024, $1.7 billion in 2025, $1.5 billion in 2026 and $1.2 billion in 2027.

Indefinite-lived intangible assets, which relate to in-process R&D (IPR&D) acquired in a business combination, were approximately $807 million as of March 31, 2023 and December 31, 2022.

Note 7 — Restructuring Plans

In 2022 and 2023, Abbott management approved various plans to streamline operations in order to reduce costs and improve efficiencies in its medical devices, nutritional, diagnostic, and established pharmaceutical businesses. In the first three months of 2023, Abbott recorded employee related severance and other charges of approximately $17 million, of which approximately $6 million was recorded in Cost of products sold, and approximately $11 million was recorded in Selling, general and administrative expenses.

The following summarizes the activity related to these restructuring actions and the status of the related accruals as of March 31, 2023:

(in millions)
Accrued balance at December 31, 2022	$228
Restructuring charges in 2023	17
Payments and other adjustments	(61)
Accrued balance at March 31, 2023	$184

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)
Note 8 — Incentive Stock Programs

In the first three months of 2023, Abbott granted 1,887,093 stock options, 445,278 restricted stock awards and 4,761,433 restricted stock units under its incentive stock program. At March 31, 2023, approximately 74 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at March 31, 2023 is as follows:

	Outstanding	Exercisable
Number of shares	29,760,644	25,107,006
Weighted average remaining life (years)	5.4	4.7
Weighted average exercise price	$73.33	$65.76
Aggregate intrinsic value (in millions)	$947	$946

The total unrecognized share-based compensation cost at March 31, 2023 amounted to approximately $760 million, which is expected to be recognized over the next three years.

Note 9 — Debt and Lines of Credit

On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes upon maturity.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates, primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.1 billion at March 31, 2023 and $7.7 billion at December 31, 2022, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of March 31, 2023 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At March 31, 2023 and December 31, 2022, Abbott held the gross notional amounts of $11.4 billion and $12.0 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of approximately $451 million and $446 million as of March 31, 2023 and December 31, 2022, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts with a notional amount totaling approximately $2.9 billion at March 31, 2023 and December 31, 2022 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)
Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2023 and December 31, 2022:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	March 31, 2023	December 31, 2022	Balance Sheet Caption	March 31, 2023	December 31, 2022	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$126	$136	Post-employment obligations, deferred income taxes and other long-term liabilities
Current	—	—	Prepaid expenses and other receivables	21	20	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	76	304	Prepaid expenses and other receivables	139	96	Other accrued liabilities
Others not designated as hedges	78	108	Prepaid expenses and other receivables	96	130	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	451	446	Long-term debt
	$154	$412		$833	$828

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months ended March 31, 2023 and 2022.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended March 31		Three Months Ended March 31
(in millions)	2023	2022	2023	2022	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$(63)	$(49)	$126	$27	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	(5)	30	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	9	(121)	Interest expense

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)
Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
Losses of $103 million and $51 million were recognized in the three months ended March 31, 2023 and 2022, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of March 31, 2023 and December 31, 2022 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	March 31, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$565	$565	$558	$558
Other	211	211	208	208
Total Long-term Debt	(16,900)	(16,927)	(16,773)	(16,313)
Foreign Currency Forward Exchange Contracts:
Receivable position	154	154	412	412
(Payable) position	(235)	(235)	(226)	(226)
Interest Rate Hedge Contracts:
(Payable) position	(147)	(147)	(156)	(156)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)
Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2023:
Equity securities	$315	$315	$—	$—
Foreign currency forward exchange contracts	154	—	154	—
Total Assets	$469	$315	$154	$—

Fair value of hedged long-term debt	$2,720	$—	$2,720	$—
Interest rate swap derivative financial instruments	147	—	147	—
Foreign currency forward exchange contracts	235	—	235	—
Contingent consideration related to business combinations	133	—	—	133
Total Liabilities	$3,235	$—	$3,102	$133

December 31, 2022:
Equity securities	$307	$307	$—	$—
Foreign currency forward exchange contracts	412	—	412	—
Total Assets	$719	$307	$412	$—

Fair value of hedged long-term debt	$2,691	$—	$2,691	$—
Interest rate swap derivative financial instruments	156	—	156	—
Foreign currency forward exchange contracts	226	—	226	—
Contingent consideration related to business combinations	130	—	—	130
Total Liabilities	$3,203	$—	$3,073	$130

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
March 31, 2023
(Unaudited)
Note 11 — Litigation and Environmental Matters (Continued)
Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $25 million to $35 million. The recorded accrual balance at March 31, 2023 for these proceedings and exposures was approximately $30 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

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

	Defined Benefit Plans		Medical and Dental Plans
	Three Months Ended March 31		Three Months Ended March 31
(in millions)	2023	2022	2023	2022
Service cost - benefits earned during the period	$60	$96	$9	$13
Interest cost on projected benefit obligations	114	76	14	10
Expected return on plan assets	(242)	(236)	(6)	(7)
Net amortization of:
Actuarial loss, net	3	59	—	5
Prior service cost (credit)	—	—	(3)	(6)
Net cost (credit)	$(65)	$(5)	$14	$15

Abbott funds its domestic defined benefit plans according to Internal Revenue Service funding limitations. International pension plans are funded according to similar regulations. In the first three months of 2023 and 2022, $282 million and $334 million, respectively, were contributed to defined benefit plans. In the first three months of 2023 and 2022, $28 million was contributed in each year to the post-employment medical and dental plans.

Note 13 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first three months of 2023 and 2022, taxes on earnings include approximately $3 million and $30 million, respectively, in excess tax benefits associated with share-based compensation. In the first three months of 2023 and 2022, taxes on earnings also include approximately $22 million and $30 million, respectively, of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $75 million to $80 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
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
March 31, 2023
(Unaudited)
Note 14 — Segment Information (Continued)
The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers		Operating Earnings
	Three Months Ended March 31		Three Months Ended March 31
(in millions)	2023	2022	2023	2022
Established Pharmaceutical Products	$1,189	$1,147	$300	$242
Nutritional Products	1,967	1,894	380	251
Diagnostic Products	2,688	5,257	651	2,564
Medical Devices	3,900	3,594	1,078	1,083
Total Reportable Segments	9,744	11,892	2,409	4,140
Other	3	3
Net sales	$9,747	$11,895
Corporate functions and benefit plan costs			(77)	(114)
Net interest expense			(52)	(117)
Share-based compensation (a)			(281)	(305)
Amortization of intangible assets			(491)	(512)
Other, net (b)			54	(216)
Earnings before taxes			$1,562	$2,876
______________________________________

Notes:
2022 Sales and Operating Earnings for the Diagnostic Products and Medical Devices reportable segments have been updated to reflect the internal transfer of the Acelis Connected Health business from Diagnostic Products to Medical Devices on January 1, 2023.

(a)	Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)	Other, net for the three months ended March 31, 2022 includes $120 million of charges related to a voluntary recall within the Nutritional Products segment.

Note 15 — Subsequent Event

On April 27, 2023, Abbott completed the acquisition of Cardiovascular Systems, Inc. (CSI) for $20 per common share, which equated to a purchase price of approximately $850 million. The acquisition was funded with cash on hand. CSI sells an atherectomy system used in treating peripheral and coronary artery disease. The acquisition adds complementary technologies to Abbott’s portfolio of vascular device offerings. The transaction will be accounted for as a business combination. Abbott has begun the process of measuring, as of the acquisition date, the acquired assets and assumed liabilities. Preliminary purchase price allocation estimates will be disclosed in Abbott’s Form 10-Q for the period ending June 30, 2023.

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

The following tables detail sales by reportable segment for the three months ended March 31. Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,189	$1,147	3.7%	(7.4)%	11.1%
Nutritional Products	1,967	1,894	3.8	(3.9)	7.7
Diagnostic Products	2,688	5,257	(48.9)	(1.8)	(47.1)
Medical Devices	3,900	3,594	8.5	(3.9)	12.4
Total Reportable Segments	9,744	11,892	(18.1)	(3.3)	(14.8)
Other	3	3	n/m	n/m	n/m
Net Sales	$9,747	$11,895	(18.1)	(3.3)	(14.8)

Total U.S.	$3,928	$4,937	(20.4)	—	(20.4)

Total International	$5,819	$6,958	(16.4)	(5.7)	(10.7)
______________________________________

Notes:	The Acelis Connected Health business was internally transferred from Diagnostic Products to Medical Devices on January 1, 2023. As a result, $29 million of sales for the first quarter of 2022 were moved from Diagnostic Products to Medical Devices.

In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
n/m = Percent change is not meaningful

The 14.8 percent decrease in total net sales during the first three months of 2023, excluding the impact of foreign exchange, reflected the decrease in demand for Abbott’s rapid diagnostic tests to detect COVID-19, partially offset by higher growth across other businesses. Abbott’s COVID-19 testing-related sales totaled approximately $730 million during the first quarter of 2023 and approximately $3.3 billion during the first quarter of 2022. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 4.9 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 9.4 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first quarter as the relatively stronger U.S. dollar decreased total international sales by 5.7 percent and total sales by 3.3 percent.

Due to the unpredictability of demand for COVID-19 tests, the future extent to which COVID-19 will have a material effect on Abbott’s business, financial condition or results of operations is uncertain.

The table below provides detail by sales category for the three months ended March 31. Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	March 31, 2023	March 31, 2022	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$912	$906	0.7%	(7.6)%	8.3%
Other Emerging Markets	277	241	15.0	(6.8)	21.8

Nutritionals —
International Pediatric Nutritionals	465	509	(8.6)	(4.7)	(3.9)
U.S. Pediatric Nutritionals	459	338	36.1	—	36.1
International Adult Nutritionals	690	708	(2.6)	(7.0)	4.4
U.S. Adult Nutritionals	353	339	3.9	—	3.9

Diagnostics —
Core Laboratory	1,182	1,184	(0.2)	(5.3)	5.1
Molecular	147	420	(65.0)	(1.0)	(64.0)
Point of Care	134	128	4.7	(1.0)	5.7
Rapid Diagnostics	1,225	3,525	(65.3)	(0.8)	(64.5)

Medical Devices —
Rhythm Management	527	524	0.4	(3.6)	4.0
Electrophysiology	505	485	3.9	(4.9)	8.8
Heart Failure	281	250	12.4	(1.2)	13.6
Vascular	617	619	(0.2)	(4.1)	3.9
Structural Heart	461	411	12.2	(4.2)	16.4
Neuromodulation	196	179	9.4	(1.8)	11.2
Diabetes Care	1,313	1,126	16.6	(4.4)	21.0

Note: The Acelis Connected Health business was internally transferred from Rapid Diagnostics to Heart Failure on January 1, 2023. As a result, $29 million of sales for the first quarter of 2022 were moved from Rapid Diagnostics to Heart Failure.

Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets for Established Pharmaceutical Products increased 8.3 percent in the first three months of 2023, led by growth in several countries, including Brazil, China and southeast Asia, and across several therapeutic areas, including cardio-metabolic, respiratory, and central nervous system/pain management. Other Emerging Markets, excluding the effect of foreign exchange, increased by 21.8 percent in the first three months of 2023.

Excluding the impact of foreign exchange, total Nutritional Products sales in the first three months of 2023 increased 7.7 percent. In U.S. Pediatric Nutritionals, the 36.1 percent increase in sales in the first three months of 2023 reflects the impact of the unfavorable effects of the voluntary recall of certain infant formula products in the first quarter of 2022, partially offset by a decrease in 2023 Pedialyte® sales. Excluding the effect of foreign exchange, the 3.9 percent decrease in International Pediatric Nutritional sales in the first three months of 2023 primarily reflects the impact of exiting the pediatric nutrition business in China, partially offset by growth in several other markets.

Excluding the effect of foreign exchange, the increases of 3.9 percent in U.S. Adult Nutritionals and 4.4 percent in International Adult Nutritionals in the first three months of 2023 were led by growth of Ensure® products.
The 47.1 percent decrease in Diagnostic Products sales in the first three months of 2023, excluding the impact of foreign exchange, was driven by lower demand for COVID-19 tests. In Rapid Diagnostics, sales decreased 64.5 percent in the first three months of 2023, excluding the effect of foreign exchange, due to lower demand for COVID-19 tests. In the first three months of 2023 and 2022, Rapid Diagnostics COVID-19 testing-related sales were $704 million and $3.0 billion, respectively. In the first three months of 2023, Rapid Diagnostics sales increased 5.1 percent, excluding COVID-19 testing-related sales, and increased 8.0 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.
In Core Laboratory Diagnostics, sales increased 5.1 percent in the first three months of 2023, excluding the effect of foreign exchange, due to the higher volume of routine diagnostic testing performed in hospitals and other laboratories, partially offset by lower test sales for the detection of COVID-19 IgG and IgM antibodies. In the first three months of 2023 and 2022, Core Laboratory Diagnostics COVID-19 testing-related sales were $6 million and $28 million, respectively. In the first three months of 2023, Core Laboratory Diagnostics sales increased 1.7 percent, excluding COVID-19 testing-related sales, and increased 7.1 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

The 64.0 percent decrease in Molecular Diagnostics sales in the first three months of 2023, excluding the effect of foreign exchange, was driven by lower demand for laboratory-based molecular tests for COVID-19 as well as lower demand for respiratory testing compared to significantly higher-than-usual demand in the first quarter of 2022. In the first three months of 2023 and 2022, Molecular Diagnostics COVID-19 testing-related sales were $20 million and $246 million, respectively. In the first three months of 2023, Molecular Diagnostics sales decreased 27.1 percent, excluding COVID-19 testing-related sales, and decreased 24.8 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

Excluding the effect of foreign exchange, total Medical Devices sales grew 12.4 percent in the first three months of 2023, led by double-digit growth in Diabetes Care, Structural Heart, Heart Failure and Neuromodulation. Higher Diabetes Care sales were driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, in the U.S. and internationally. FreeStyle Libre sales totaled $1.2 billion in the first three months of 2023, which reflected a 25.4 percent increase, excluding the effect of foreign exchange, over the first three months of 2022 when FreeStyle Libre sales totaled $1.0 billion.

During the first three months of 2023, procedure volumes increased across the cardiovascular and neuromodulation businesses. In Structural Heart, the 16.4 percent increase in sales, excluding the effect of foreign exchange, reflects an acceleration in the growth of the MitraClip® product along with contributions from recently launched products, including Amulet®, Navitor®, and TriClip®. In Vascular, the 3.9 percent increase in sales, excluding the impact of foreign exchange, during the first three months of 2023 primarily reflects double-digit growth in endovascular sales.

In Electrophysiology, the 8.8 percent increase in sales, excluding the effect of foreign exchange, primarily reflects higher procedure volumes in various European countries and the U.S. In Neuromodulation the 11.2 percent increase in sales, excluding the effect of foreign exchange, was driven by the recent launch of the EternaTM rechargeable spinal cord stimulation system for the treatment of chronic pain along with market growth compared to the prior year period.

In the first three months of 2023, Medical Devices received various product approvals. In January 2023, Abbott announced that the U.S. Food and Drug Administration (FDA) had approved Navitor, Abbott's second-generation transcatheter aortic valve implantation system to treat people with severe aortic stenosis who are at high or extreme risk for open-heart surgery. In March 2023, Abbott's Freestyle Libre continuous glucose monitoring system received U.S. FDA clearance for integration with automated insulin delivery systems. In March 2023, the U.S. FDA approved Abbott's Epic® Max stented tissue valve to treat people with aortic regurgitation or stenosis.

The gross profit margin percentage was 50.5 percent for the first quarter of 2023 compared to 53.8 percent for the first quarter of 2022. The decrease in the first quarter of 2023 reflects the unfavorable effects of lower sales of COVID-19 tests, foreign exchange, and higher costs for various manufacturing inputs, partially offset by the impact in 2022 of the voluntary product recall in the Nutritional business and the impact in 2023 of gross margin improvement initiatives.

Research and development (R&D) expenses decreased $43 million, or 6.2 percent, in the first quarter of 2023 compared to the prior year. The decrease in R&D expenses in the first quarter of 2023 was primarily driven by the timing of spending on various projects and the favorable impact of foreign exchange.

Selling, general and administrative expenses decreased $25 million, or 0.9 percent, in the first quarter of 2023 compared to the prior year as higher selling and marketing spending to drive growth across various businesses was offset by the favorable impact of foreign exchange and the nonrecurrence of 2022 expenses related to the product recall in the Nutritional segment.

Other (Income) Expense, net

Other income, net increased from $78 million of income in the first quarter of 2022 to $111 million of income in the first quarter of 2023. The increase in the first quarter of 2023 reflects higher income in 2023 related to the non-service cost components of net pension and post-retirement medical benefit costs.

Interest Expense, net

Interest expense, net decreased $65 million in the first quarter of 2023 due to the impact of higher interest rates on interest income, partially offset by the impact of interest rate hedge contracts related to certain fixed-rate debt.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first three months of 2023 and 2022, taxes on earnings include approximately $3 million and $30 million, respectively, in excess tax benefits associated with share-based compensation. In the first three months of 2023 and 2022, taxes on earnings also include approximately $22 million and $30 million, respectively, of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $75 million to $80 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Liquidity and Capital Resources March 31, 2023 Compared with December 31, 2022

The decrease in cash and cash equivalents from $9.9 billion at December 31, 2022 to $9.2 billion at March 31, 2023 primarily reflects the payment of dividends, share repurchases and capital expenditures, partially offset by the cash generated from operations in the first three months of 2023. Working capital was $9.8 billion at March 31, 2023 and $9.7 billion at December 31, 2022. The increase in working capital in 2023 primarily reflects an increase in inventory and a decrease in accounts payable, partially offset by a decrease in cash and cash equivalents.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first three months of 2023 totaled approximately $1.1 billion, which reflects a decrease of $922 million from the prior year. The decrease is primarily due to a decline in operating earnings, partially offset by the timing of the collection of trade receivables and a reduction in cash taxes paid. In the first three months of 2023, Net cash from operating activities includes $282 million of pension contributions and the payment of cash taxes of approximately $122 million. In the first three months of 2022, Net cash from operating activities includes $334 million of pension contributions and the payment of cash taxes of approximately $195 million.

On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes upon maturity.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. As of March 31, 2023, $2.15 billion of the $5 billion authorization remains available.

At March 31, 2023, Abbott’s long-term debt rating was AA- by Standard & Poor’s Corporation and A1 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2025.

In the first quarter of 2023, Abbott repurchased approximately 3 million of its common shares for $300 million. As of March 31, 2023, $2.134 billion remains available for repurchase under the share repurchase program authorized by the board of directors in December 2021.

In the first quarter of 2023, Abbott declared a quarterly dividend of $0.51 per share on its common shares, which represents an increase of 8.5 percent over the $0.47 per share dividend declared in the first quarter of 2022.

Business Acquisition

On April 27, 2023, Abbott completed the acquisition of Cardiovascular Systems, Inc. (CSI) for $20 per common share, which equated to a purchase price of approximately $850 million. The acquisition was funded with cash on hand. CSI sells an atherectomy system used in treating peripheral and coronary artery disease. The acquisition adds complementary technologies to Abbott’s portfolio of vascular device offerings. The transaction will be accounted for as a business combination.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world. Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2022 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions that any forward-looking statements made by Abbott are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Economic, competitive, governmental, technological and other factors that may affect Abbott's operations are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, and are incorporated herein by reference. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

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

(b)Changes in internal control over financial reporting. During the quarter ended March 31, 2023, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	(1)	$—	—	$2,434,092,348	(2)
February 1, 2023 - February 28, 2023	600,000	(1)	100.933	600,000	2,373,532,278	(2)
March 1, 2023 - March 31, 2023	2,369,830	(1)	101.037	2,369,830	2,134,092,391	(2)
Total	2,969,830	(1)	101.016	2,969,830	$2,134,092,391	(2)
______________________________________
1.These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.On December 10, 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott common shares, from time to time.

Item 6.     Exhibits

Exhibit No.	Exhibit

3.1	By-Laws of Abbott Laboratories, as amended and restated, effective April 28, 2023, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on February 17, 2023.

10.1	Abbott Laboratories Non-Employee Directors' Fee Plan, as amended and restated.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ ROBERT E. FUNCK, JR.
Robert E. Funck, Jr.
Executive Vice President, Finance and Chief Financial Officer

Date: May 4, 2023