Form 10-Q
period 2023-06-30
ABBOTT LABORATORIES
filed 2023-08-03
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, Abbott Laboratories had 1,735,357,980 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Net sales	$9,978	$11,257	$19,725	$23,152

Cost of products sold, excluding amortization of intangible assets	4,483	4,933	8,814	9,920
Amortization of intangible assets	498	507	989	1,019
Research and development	715	684	1,369	1,381
Selling, general and administrative	2,740	2,757	5,502	5,544
Total operating cost and expenses	8,436	8,881	16,674	17,864

Operating earnings	1,542	2,376	3,051	5,288

Interest expense	159	132	312	263
Interest (income)	(98)	(26)	(199)	(40)
Net foreign exchange (gain) loss	21	—	27	(3)
Other (income) expense, net	(176)	(82)	(287)	(160)
Earnings before taxes	1,636	2,352	3,198	5,228
Taxes on earnings	261	334	505	763
Net Earnings	$1,375	$2,018	$2,693	$4,465

Basic Earnings Per Common Share	$0.79	$1.15	$1.54	$2.53

Diluted Earnings Per Common Share	$0.78	$1.14	$1.53	$2.51

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,740,359	1,753,865	1,741,051	1,757,858
Dilutive Common Stock Options	9,889	11,598	9,933	12,115
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,750,248	1,765,463	1,750,984	1,769,973

Outstanding Common Stock Options Having No Dilutive Effect	5,474	5,419	5,474	2,655
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Net Earnings	$1,375	$2,018	$2,693	$4,465
Foreign currency translation gain (loss) adjustments	(52)	(315)	87	(421)
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $(3) and $(3) in 2023 and $12 and $25 in 2022	(6)	54	(4)	116
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $4 and $(54) in 2023 and $61 and $46 in 2022	26	29	(103)	(27)
Other comprehensive income (loss)	(32)	(232)	(20)	(332)
Comprehensive Income	$1,343	$1,786	$2,673	$4,133

	June 30, 2023	December 31, 2022
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(6,646)	$(6,733)
Net actuarial (losses) and prior service (costs) and credits	(1,497)	(1,493)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other	72	175
Accumulated other comprehensive income (loss)	$(8,071)	$(8,051)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$7,835	$9,882
Short-term investments	320	288
Trade receivables, less allowances of $485 in 2023 and $500 in 2022	6,172	6,218
Inventories:
Finished products	4,004	3,805
Work in process	845	680
Materials	2,022	1,688
Total inventories	6,871	6,173
Prepaid expenses and other receivables	2,307	2,663
Total Current Assets	23,505	25,224
Investments	799	766
Property and equipment, at cost	20,926	20,212
Less: accumulated depreciation and amortization	11,477	11,050
Net property and equipment	9,449	9,162
Intangible assets, net of amortization	9,834	10,454
Goodwill	23,258	22,799
Deferred income taxes and other assets	6,509	6,033
	$73,354	$74,438
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,211	$4,607
Salaries, wages and commissions	1,362	1,556
Other accrued liabilities	5,334	5,845
Dividends payable	886	887
Income taxes payable	273	343
Current portion of long-term debt	2,284	2,251
Total Current Liabilities	14,350	15,489
Long-term debt	14,562	14,522
Post-employment obligations, deferred income taxes and other long-term liabilities	7,038	7,522
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2023: 1,987,181,491; 2022: 1,986,519,278	24,612	24,709
Common shares held in treasury, at cost — Shares: 2023: 251,823,511; 2022: 248,724,257	(15,722)	(15,229)
Earnings employed in the business	36,355	35,257
Accumulated other comprehensive income (loss)	(8,071)	(8,051)
Total Abbott Shareholders’ Investment	37,174	36,686
Noncontrolling Interests in Subsidiaries	230	219
Total Shareholders’ Investment	37,404	36,905
	$73,354	$74,438
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended June 30
	2023	2022
Common Shares:
Balance at March 31
Shares: 2023: 1,986,904,170; 2022: 1,985,525,053	$24,488	$24,304
Issued under incentive stock programs
Shares: 2023: 277,321; 2022: 151,682	14	10
Share-based compensation	119	125
Issuance of restricted stock awards	(9)	(10)
Balance at June 30
Shares: 2023: 1,987,181,491; 2022: 1,985,676,735	$24,612	$24,429

Common Shares Held in Treasury:
Balance at March 31
Shares: 2023: 247,957,371; 2022: 234,582,764	$(15,307)	$(13,726)
Issued under incentive stock programs
Shares: 2023: 157,305; 2022: 135,663	10	7
Purchased
Shares: 2023: 4,023,445; 2022: 9,891	(425)	(1)
Balance at June 30
Shares: 2023: 251,823,511; 2022: 234,456,992	$(15,722)	$(13,720)

Earnings Employed in the Business:
Balance at March 31	$35,868	$33,295
Net earnings	1,375	2,018
Cash dividends declared on common shares (per share — 2023: $0.51; 2022: $0.47)	(889)	(827)
Effect of common and treasury share transactions	1	1
Balance at June 30	$36,355	$34,487

Accumulated Other Comprehensive Income (Loss):
Balance at March 31	$(8,039)	$(8,474)
Other comprehensive income (loss)	(32)	(232)
Balance at June 30	$(8,071)	$(8,706)

Noncontrolling Interests in Subsidiaries:
Balance at March 31	$222	$230
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	8	(4)
Balance at June 30	$230	$226
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Six Months Ended June 30
	2023	2022
Common Shares:
Balance at January 1
Shares: 2023: 1,986,519,278; 2022: 1,985,273,421	$24,709	$24,470
Issued under incentive stock programs
Shares: 2023: 662,213; 2022: 403,314	30	24
Share-based compensation	415	449
Issuance of restricted stock awards	(542)	(514)
Balance at June 30
Shares: 2023: 1,987,181,491; 2022: 1,985,676,735	$24,612	$24,429

Common Shares Held in Treasury:
Balance at January 1
Shares: 2023: 248,724,257; 2022: 221,191,228	$(15,229)	$(11,822)
Issued under incentive stock programs
Shares: 2023: 4,090,470; 2022: 4,280,139	252	230
Purchased
Shares: 2023: 7,189,724; 2022: 17,545,903	(745)	(2,128)
Balance at June 30
Shares: 2023: 251,823,511; 2022: 234,456,992	$(15,722)	$(13,720)

Earnings Employed in the Business:
Balance at January 1	$35,257	$31,528
Net earnings	2,693	4,465
Cash dividends declared on common shares (per share — 2023: $1.02; 2022: $0.94)	(1,779)	(1,653)
Effect of common and treasury share transactions	184	147
Balance at June 30	$36,355	$34,487

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(8,051)	$(8,374)
Other comprehensive income (loss)	(20)	(332)
Balance at June 30	$(8,071)	$(8,706)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$219	$222
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	11	4
Balance at June 30	$230	$226
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Six Months Ended June 30
	2023	2022
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,693	$4,465
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	617	626
Amortization of intangible assets	989	1,019
Share-based compensation	413	447
Trade receivables	37	(939)
Inventories	(667)	(1,030)
Other, net	(1,736)	(113)
Net Cash From Operating Activities	2,346	4,475

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(887)	(700)
Acquisitions of businesses and technologies, net of cash acquired	(826)	—
Proceeds from business dispositions	40	48
Sales (purchases) of other investment securities, net	(7)	18
Other	5	10
Net Cash From (Used in) Investing Activities	(1,675)	(624)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	(29)	13
Proceeds from issuance of long-term debt	1	6
Repayments of long-term debt	(2)	(752)
Purchases of common shares	(966)	(2,312)
Proceeds from stock options exercised	77	69
Dividends paid	(1,780)	(1,660)
Net Cash From (Used in) Financing Activities	(2,699)	(4,636)

Effect of exchange rate changes on cash and cash equivalents	(19)	(77)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,047)	(862)
Cash and Cash Equivalents, Beginning of Year	9,882	9,799
Cash and Cash Equivalents, End of Period	$7,835	$8,937
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
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
June 30, 2023
(Unaudited)
Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

The following tables provide detail by sales category:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$990	$990	$—	$946	$946
Other	—	297	297	—	277	277
Total	—	1,287	1,287	—	1,223	1,223
Nutritionals —
Pediatric Nutritionals	507	517	1,024	413	512	925
Adult Nutritionals	374	678	1,052	348	680	1,028
Total	881	1,195	2,076	761	1,192	1,953
Diagnostics —
Core Laboratory	311	982	1,293	287	934	1,221
Molecular	43	98	141	71	141	212
Point of Care	99	43	142	101	38	139
Rapid Diagnostics	508	233	741	1,982	740	2,722
Total	961	1,356	2,317	2,441	1,853	4,294
Medical Devices —
Rhythm Management	269	314	583	264	284	548
Electrophysiology	245	308	553	226	260	486
Heart Failure	226	69	295	207	62	269
Vascular	264	451	715	228	425	653
Structural Heart	219	279	498	207	233	440
Neuromodulation	185	42	227	157	40	197
Diabetes Care	505	919	1,424	399	793	1,192
Total	1,913	2,382	4,295	1,688	2,097	3,785

Other	3	—	3	2	—	2

Total	$3,758	$6,220	$9,978	$4,892	$6,365	$11,257

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
Note 3 — Revenue (Continued)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$1,902	$1,902	$—	$1,852	$1,852
Other	—	574	574	—	518	518
Total	—	2,476	2,476	—	2,370	2,370
Nutritionals —
Pediatric Nutritionals	966	982	1,948	751	1,021	1,772
Adult Nutritionals	727	1,368	2,095	687	1,388	2,075
Total	1,693	2,350	4,043	1,438	2,409	3,847
Diagnostics —
Core Laboratory	600	1,875	2,475	555	1,850	2,405
Molecular	90	198	288	243	389	632
Point of Care	192	84	276	192	75	267
Rapid Diagnostics	1,414	552	1,966	4,163	2,084	6,247
Total	2,296	2,709	5,005	5,153	4,398	9,551
Medical Devices —
Rhythm Management	529	581	1,110	512	560	1,072
Electrophysiology	483	575	1,058	442	529	971
Heart Failure	444	132	576	403	116	519
Vascular	482	850	1,332	437	835	1,272
Structural Heart	429	530	959	397	454	851
Neuromodulation	340	83	423	300	76	376
Diabetes Care	984	1,753	2,737	742	1,576	2,318
Total	3,691	4,504	8,195	3,233	4,146	7,379

Other	6	—	6	5	—	5

Total	$7,686	$12,039	$19,725	$9,829	$13,323	$23,152

Note: The Acelis Connected Health business was internally transferred from Rapid Diagnostics to Heart Failure on January 1, 2023. As a result, $28 million of sales in the second quarter of 2022 and $57 million in the first six months of 2022 were moved from Rapid Diagnostics to Heart Failure.

Remaining Performance Obligations

As of June 30, 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $4.2 billion in the Diagnostics segment and approximately $475 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 59 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.

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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
Note 3 — Revenue (Continued)
Other Contract Assets and Liabilities

Abbott discloses Trade receivables separately in the Condensed Consolidated Balance Sheet at the net amount expected to be collected. Contract assets primarily relate to Abbott’s conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and the end of the period, as well as the changes in the balance, were not significant.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Abbott’s contract liabilities arise primarily in the Medical Devices reportable segment when payment is received upfront for various multi-period extended service arrangements.

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2022	$500
Unearned revenue from cash received during the period	243
Revenue recognized related to contract liability balance	(192)
Balance at June 30, 2023	$551

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended June 30, 2023 and 2022 were $1.370 billion and $2.009 billion, respectively, and for the six months ended June 30, 2023 and 2022 were $2.682 billion and $4.447 billion, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first six months of 2023 includes $290 million of pension contributions and the payment of cash taxes of approximately $837 million. The first six months of 2022 includes $348 million of pension contributions and the payment of cash taxes of approximately $657 million.

The following summarizes the activity for the first six months of 2023 related to the allowance for doubtful accounts as of June 30, 2023:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2022	$262
Provisions/charges to income	16
Amounts charged off and other deductions	(12)
Balance at June 30, 2023	$266

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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
Note 4 — Supplemental Financial Information (Continued)
The components of long-term investments as of June 30, 2023 and December 31, 2022 are as follows:

(in millions)	June 30, 2023	December 31, 2022
Long-term Investments:
Equity securities	$574	$558
Other	225	208
Total	$799	$766

The increase in Abbott’s long-term investments as of June 30, 2023 versus the balance as of December 31, 2022 is primarily due to investments acquired as part of a business acquisition and other additional investments, partially offset by the impact of equity method investment losses.

Abbott’s equity securities as of June 30, 2023 include $305 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of June 30, 2023 with a carrying value of $164 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $95 million that do not have a readily determinable fair value.

Note 5 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended June 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges and Other
(in millions)	2023	2022	2023	2022	2023	2022
Balance at March 31	$(6,594)	$(5,945)	$(1,491)	$(2,608)	$46	$79
Other comprehensive income (loss) before reclassifications	(52)	(315)	1	13	80	45
Amounts reclassified from accumulated other comprehensive income	—	—	(7)	41	(54)	(16)
Net current period comprehensive income (loss)	(52)	(315)	(6)	54	26	29
Balance at June 30	$(6,646)	$(6,260)	$(1,497)	$(2,554)	$72	$108

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
Note 5 — Changes In Accumulated Other Comprehensive Income (Loss) (Continued)

	Six Months Ended June 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges and Other
(in millions)	2023	2022	2023	2022	2023	2022
Balance at January 1	$(6,733)	$(5,839)	$(1,493)	$(2,670)	$175	$135
Other comprehensive income (loss) before reclassifications	87	(421)	3	30	38	11
Amounts reclassified from accumulated other comprehensive income	—	—	(7)	86	(141)	(38)
Net current period comprehensive income (loss)	87	(421)	(4)	116	(103)	(27)
Balance at June 30	$(6,646)	$(6,260)	$(1,497)	$(2,554)	$72	$108

Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 13 for additional details.

Note 6 — Business Acquisition

On April 27, 2023, Abbott completed the acquisition of Cardiovascular Systems, Inc (CSI) for $20 per common share, which equated to a purchase price of $851 million. The transaction was funded with cash on hand and accounted for as a business combination. CSI's atherectomy system, which is used in treating peripheral and coronary artery disease, adds complimentary technologies to Abbott's portfolio of vascular device offerings.

The preliminary allocation of the purchase price of the acquisition resulted in the recording of a non-deductible developed technology intangible asset of $290 million; non-deductible in-process research and development of $60 million, which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of approximately $340 million; net deferred tax assets of approximately $18 million and other net assets of approximately $143 million. The goodwill is identifiable to the Medical Devices reportable segment and is attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. Allocation of the purchase price of the acquisition will be finalized when the valuation of assets and liabilities is completed. Revenues and earnings of CSI included in Abbott's consolidated financial statements since the acquisition date are not material to Abbott's consolidated revenue and earnings. If the acquisition of CSI had taken place as of the beginning of 2022, consolidated net sales and earnings would not have been significantly different from reported amounts.

Note 7 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.3 billion at June 30, 2023 and $22.8 billion at December 31, 2022. The acquisition of CSI increased goodwill by approximately $340 million and foreign currency translation adjustments increased goodwill by approximately $120 million in the first six months of 2023. The amount of goodwill related to reportable segments at June 30, 2023 was $2.7 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.5 billion for the Diagnostic Products segment, and $16.7 billion for the Medical Devices segment. There was no reduction of goodwill relating to impairments in the first six months of 2023.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
Note 7 — Goodwill and Intangible Assets (continued)
The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.7 billion and $27.2 billion as of June 30, 2023 and December 31, 2022, respectively. The gross amount of amortizable intangible assets increased by $290 million due to the CSI acquisition. Accumulated amortization was $18.7 billion and $17.6 billion as of June 30, 2023 and December 31, 2022, respectively. Foreign currency translation adjustments increased intangible assets by $47 million in the first six months of 2023. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.0 billion in 2023, $1.9 billion in 2024, $1.7 billion in 2025, $1.6 billion in 2026 and $1.3 billion in 2027.

Indefinite-lived intangible assets, which relate to in-process research and development (IPR&D) acquired in a business combination, were approximately $822 million as of June 30, 2023 and $807 million as of December 31, 2022. In the second quarter of 2023, the acquisition of CSI increased IPR&D by $60 million. This increase was partially offset by $45 million of charges recorded on the Research and development line of the Condensed Consolidated Statement of Earnings for the impairment of certain indefinite-lived intangible assets related to the Medical Devices reportable segment.

Note 8 — Restructuring Plans

In 2022 and 2023, Abbott management approved various plans to streamline operations in order to reduce costs and improve efficiencies in its medical devices, nutritional, diagnostic, and established pharmaceutical businesses. In the six months ended June 30, 2023, Abbott recorded employee related severance and other charges of approximately $49 million, of which approximately $17 million was recorded in Cost of products sold, approximately $5 million was recorded in Research and development, and approximately $27 million was recorded in Selling, general and administrative expenses. In addition, Abbott recognized fixed asset impairment charges of approximately $17 million related to these restructuring plans.

The following summarizes the activity related to these restructuring actions and the status of the related accruals as of June 30, 2023:

(in millions)	Total
Accrued balance at December 31, 2022	$228
Restructuring charges in 2023	49
Payments and other adjustments	(120)
Accrued balance at June 30, 2023	$157

Note 9 — Incentive Stock Programs

In the first six months of 2023, Abbott granted 1,973,371 stock options, 460,447 restricted stock awards and 4,854,027 restricted stock units under its incentive stock program. At June 30, 2023, approximately 74 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at June 30, 2023 is as follows:

	Outstanding	Exercisable
Number of shares	29,508,026	24,819,977
Weighted average remaining life (years)	5.2	4.5
Weighted average exercise price	$73.66	$66.04
Aggregate intrinsic value (in millions)	$1,107	$1,101

The total unrecognized share-based compensation cost at June 30, 2023 amounted to approximately $660 million which is expected to be recognized over the next three years.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
Note 10 — Debt and Lines of Credit

On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes upon maturity.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.1 billion at June 30, 2023 and $7.7 billion at December 31, 2022, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of June 30, 2023 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At June 30, 2023 and December 31, 2022, Abbott held the gross notional amounts of $12.3 billion and $12.0 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of approximately $413 million and $446 million as of June 30, 2023 and December 31, 2022, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts with a notional amount totaling approximately $2.9 billion at June 30, 2023 and December 31, 2022 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the amounts and location of certain derivative and non-derivative financial instruments as of June 30, 2023 and December 31, 2022:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	June 30, 2023	December 31, 2022	Balance Sheet Caption	June 30, 2023	December 31, 2022	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$142	$136	Post-employment obligations, deferred income taxes and other long-term liabilities
Current	—	—	Prepaid expenses and other receivables	11	20	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	147	304	Prepaid expenses and other receivables	129	96	Other accrued liabilities
Others not designated as hedges	78	108	Prepaid expenses and other receivables	62	130	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	413	446	Long-term debt
	$225	$412		$757	$828

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three and six months ended June 30, 2023 and 2022.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$90	$141	$27	$92	$63	$43	$189	$70	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	38	54	33	84	—	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(6)	(47)	3	(168)	Interest expense

Gains of $39 million and $303 million were recognized in the three months ended June 30, 2023 and 2022, respectively, related to foreign currency forward exchange contracts not designated as a hedge. A loss of $64 million and a gain of $252 million were recognized in the first six months ended June 30, 2023 and 2022, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of June 30, 2023 and December 31, 2022 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	June 30, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$574	$574	$558	$558
Other	225	225	208	208
Total Long-term Debt	(16,846)	(16,555)	(16,773)	(16,313)
Foreign Currency Forward Exchange Contracts:
Receivable position	225	225	412	412
(Payable) position	(191)	(191)	(226)	(226)
Interest Rate Hedge Contracts:
Receivable position	—	—	—	—
(Payable) position	(153)	(153)	(156)	(156)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2023:
Equity securities	$315	$315	$—	$—
Foreign currency forward exchange contracts	225	—	225	—
Total Assets	$540	$315	$225	$—

Fair value of hedged long-term debt	$2,697	$—	$2,697	$—
Interest rate swap derivative financial instruments	153	—	153	—
Foreign currency forward exchange contracts	191	—	191	—
Contingent consideration related to business combinations	84	—	—	84
Total Liabilities	$3,125	$—	$3,041	$84

December 31, 2022:
Equity securities	$307	$307	$—	$—
Foreign currency forward exchange contracts	412	—	412	—
Total Assets	$719	$307	$412	$—

Fair value of hedged long-term debt	$2,691	$—	$2,691	$—
Interest rate swap derivative financial instruments	156		156
Foreign currency forward exchange contracts	226	—	226	—
Contingent consideration related to business combinations	130	—	—	130
Total Liabilities	$3,203	$—	$3,073	$130

The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments. The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs. The fair value of the contingent consideration was determined based on independent appraisals at the time of acquisition, adjusted for the time value of money and other changes in fair value. The change in fair value from December 31, 2022 reflects changes in the projected timelines for events that will trigger payment of contingent consideration.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $25 million to $35 million. The recorded accrual balance at June 30, 2023 for these proceedings and exposures was approximately $30 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

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

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost - benefits earned during the period	$58	$94	$118	$190	$10	$12	$19	$25
Interest cost on projected benefit obligations	114	75	228	151	16	8	30	18
Expected return on plan assets	(243)	(234)	(485)	(470)	(6)	(8)	(12)	(15)
Curtailment gain	(14)	—	(14)	—	—	—	—	—
Net amortization of:
Actuarial loss, net	3	57	6	116	(1)	1	(1)	6
Prior service cost (credit)	—	1	—	1	(4)	(6)	(7)	(12)
Net cost (credit)	$(82)	$(7)	$(147)	$(12)	$15	$7	$29	$22

Abbott funds its domestic defined benefit plans according to Internal Revenue Service funding limitations. International pension plans are funded according to similar regulations. In the first six months of 2023 and 2022, $290 million and $348 million, respectively, were contributed to defined benefit plans. In the first six months of 2023 and 2022, $28 million was contributed, in each year, to the post-employment medical and dental plans.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
Note 14 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2023 and 2022, taxes on earnings include approximately $9 million and $32 million, respectively, in excess tax benefits associated with share-based compensation. In the first six months of 2023 and 2022, taxes on earnings also include approximately $62 million and $27 million, respectively, of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $100 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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
June 30, 2023
(Unaudited)
Note 15 — Segment Information (Continued)
The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Established Pharmaceutical Products	$1,287	$1,223	$2,476	$2,370	$307	$258	$607	$500
Nutritional Products	2,076	1,953	4,043	3,847	308	230	688	481
Diagnostic Products	2,317	4,294	5,005	9,551	437	1,705	1,088	4,269
Medical Devices	4,295	3,785	8,195	7,379	1,385	1,160	2,463	2,243
Total Reportable Segments	9,975	11,255	19,719	23,147	2,437	3,353	4,846	7,493
Other	3	2	6	5
Net sales	$9,978	$11,257	$19,725	$23,152
Corporate functions and benefit plan costs					(71)	(123)	(148)	(237)
Net interest expense					(61)	(106)	(113)	(223)
Share-based compensation (a)					(132)	(142)	(413)	(447)
Amortization of intangible assets					(498)	(507)	(989)	(1,019)
Other, net (b)					(39)	(123)	15	(339)
Earnings before taxes					$1,636	$2,352	$3,198	$5,228
______________________________________

Notes:	Three and six months ended June 30, 2022 Sales and Operating Earnings for the Diagnostic Products and Medical Devices reportable segments have been updated to reflect the internal transfer of the Acelis Connected Health business from Diagnostic Products to Medical Devices on January 1, 2023.
(a)	Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)
Other, net for the three and six months ended June 30, 2023 includes costs associated with the acquisition of CSI, charges related to restructurings, and income arising from fair value changes in contingent consideration related to previous business combinations. Other, net for the three and six months ended June 30, 2022 includes $42 million and $162 million, respectively, of charges related to a voluntary recall within the Nutritional Products segment as well as integration costs related to the acquisition of Alere Inc.

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

	Net Sales to External Customers
(in millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,287	$1,223	5.2%	(7.4)%	12.6%
Nutritional Products	2,076	1,953	6.3	(3.0)	9.3
Diagnostic Products	2,317	4,294	(46.0)	(1.3)	(44.7)
Medical Devices	4,295	3,785	13.5	(1.9)	15.4
Total Reportable Segments	9,975	11,255	(11.4)	(2.5)	(8.9)
Other	3	2	n/m	n/m	n/m
Net Sales	$9,978	$11,257	(11.4)	(2.5)	(8.9)

Total U.S.	$3,758	$4,892	(23.2)	—	(23.2)

Total International	$6,220	$6,365	(2.3)	(4.4)	2.1

	Net Sales to External Customers
(in millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$2,476	$2,370	4.4%	(7.5)%	11.9%
Nutritional Products	4,043	3,847	5.1	(3.4)	8.5
Diagnostic Products	5,005	9,551	(47.6)	(1.6)	(46.0)
Medical Devices	8,195	7,379	11.0	(2.9)	13.9
Total Reportable Segments	19,719	23,147	(14.8)	(2.9)	(11.9)
Other	6	5	n/m	n/m	n/m
Net Sales	$19,725	$23,152	(14.8)	(2.9)	(11.9)

Total U.S.	$7,686	$9,829	(21.8)	—	(21.8)

Total International	$12,039	$13,323	(9.6)	(5.0)	(4.6)
______________________________________

Notes:	The Acelis Connected Health business was internally transferred from Diagnostic Products to Medical Devices on January 1, 2023. As a result, $28 million of sales in the second quarter of 2022 and $57 million in the first six months of 2022 were moved from Diagnostic Products to Medical Devices.
In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
n/m = Percent change is not meaningful

The 8.9 percent decrease in total net sales during the second quarter of 2023, excluding the impact of foreign exchange, reflected the decrease in demand for Abbott’s rapid diagnostic tests to detect COVID-19, partially offset by higher growth across other businesses. Abbott’s COVID-19 testing-related sales totaled approximately $263 million during the second quarter of 2023 and approximately $2.3 billion during the second quarter of 2022. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 8.8 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 11.9 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the second quarter as the relatively stronger U.S. dollar decreased total international sales by 4.4 percent and total sales by 2.5 percent.

The 11.9 percent decrease in total net sales during the first six months of 2023, excluding the impact of foreign exchange, reflected lower demand for Abbott’s COVID-19 tests, partially offset by higher growth across other businesses. Abbott’s COVID-19 testing-related sales totaled approximately $993 million during the first six months of 2023 and approximately $5.6 billion during the first six months of 2022. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 6.9 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 10.6 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first six months as the relatively stronger U.S. dollar decreased total international sales by 5.0 percent and total sales by 2.9 percent.

Due to the unpredictability of demand for COVID-19 tests, the future extent to which COVID-19 will have a material effect on Abbott’s business, financial condition or results of operations is uncertain.

The table below provides detail by sales category for the six months ended June 30, 2023. Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	June 30, 2023	June 30, 2022	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$1,902	$1,852	2.7%	(8.0)%	10.7%
Other Emerging Markets	574	518	10.8	(5.5)	16.3

Nutritionals —
International Pediatric Nutritionals	982	1,021	(3.8)	(4.5)	0.7
U.S. Pediatric Nutritionals	966	751	28.6	—	28.6
International Adult Nutritionals	1,368	1,388	(1.4)	(6.2)	4.8
U.S. Adult Nutritionals	727	687	5.8	—	5.8

Diagnostics —
Core Laboratory	2,475	2,405	2.9	(4.4)	7.3
Molecular	288	632	(54.4)	(1.1)	(53.3)
Point of Care	276	267	3.2	(0.8)	4.0
Rapid Diagnostics	1,966	6,247	(68.5)	(0.6)	(67.9)

Medical Devices —
Rhythm Management	1,110	1,072	3.4	(2.8)	6.2
Electrophysiology	1,058	971	9.0	(3.8)	12.8
Heart Failure	576	519	10.9	(0.8)	11.7
Vascular	1,332	1,272	4.7	(3.2)	7.9
Structural Heart	959	851	12.8	(2.7)	15.5
Neuromodulation	423	376	12.4	(1.4)	13.8
Diabetes Care	2,737	2,318	18.1	(3.1)	21.2
Note: The Acelis Connected Health business was internally transferred from Rapid Diagnostics to Heart Failure on January 1, 2023. As a result, $57 million of sales for the first six months of 2022 were moved from Rapid Diagnostics to Heart Failure.

Excluding the unfavorable effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 10.7 percent in the first six months of 2023, led by growth in several countries, including India, China, and Brazil, and across several therapeutic areas, including women's health, respiratory, and central nervous system/pain management. Other Emerging Markets, excluding the effect of foreign exchange, increased by 16.3 percent in the first six months of 2023.

Excluding the impact of foreign exchange, total Nutritional Products sales in the first six months of 2023 increased 8.5 percent. The 28.6 percent increase in U.S. Pediatric Nutritional sales in the first six months of 2023 reflects the unfavorable impact of the voluntary recall of certain infant formula products in the first quarter of 2022 as well as progress in recovering market share in this business following the voluntary recall, partially offset by a decrease in 2023 Pedialyte® sales. Excluding the effect of foreign exchange, the 0.7 percent increase in International Pediatric Nutritional sales in the first six months of 2023 primarily reflects growth in various markets offset by the impact of exiting the pediatric nutrition business in China.

Excluding the effect of foreign exchange, the increases of 5.8 percent in U.S. Adult Nutritionals and 4.8 percent in International Adult Nutritionals in the first six months of 2023 were led by growth of Ensure® products.

The 46.0 percent decrease in Diagnostic Products sales in the first six months of 2023, excluding the impact of foreign exchange, was driven by lower demand for COVID-19 tests. In Rapid Diagnostics, sales decreased 67.9 percent in the first six months of 2023, excluding the effect of foreign exchange, due to lower demand for COVID-19 tests. In the first six months of 2023 and 2022, Rapid Diagnostics COVID-19 testing-related sales were $954 million and $5.3 billion, respectively. In the first six months of 2023, Rapid Diagnostics sales increased 3.3 percent, excluding COVID-19 testing-related sales, and increased 5.7 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

In Core Laboratory Diagnostics, sales increased 7.3 percent in the first six months of 2023, excluding the effect of foreign exchange, due to the higher volume of routine diagnostic testing performed in hospitals and other laboratories, partially offset by lower test sales for the detection of COVID-19 IgG and IgM antibodies. In the first six months of 2023 and 2022, Core Laboratory Diagnostics COVID-19 testing-related sales were $11 million and $40 million, respectively. In the first six months of 2023, Core Laboratory Diagnostics sales increased 4.2 percent, excluding COVID-19 testing-related sales, and increased 8.6 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

The 53.3 percent decrease in Molecular Diagnostics sales in the first six months of 2023, excluding the effect of foreign exchange, was driven by lower demand for laboratory-based molecular tests for COVID-19 as well as lower demand for respiratory testing compared to significantly higher-than-usual demand in the first six months of 2022. In the first six months of 2023 and 2022, Molecular Diagnostics COVID-19 testing-related sales were $28 million and $321 million, respectively. In the first six months of 2023, Molecular Diagnostics sales decreased 16.5 percent, excluding COVID-19 testing-related sales, and decreased 14.5 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

Excluding the effect of foreign exchange, total Medical Devices sales grew 13.9 percent in the first six months of 2023, led by double-digit growth in Diabetes Care, Structural Heart, Heart Failure, Neuromodulation and Electrophysiology. Higher Diabetes Care sales were driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, in the U.S. and internationally. FreeStyle Libre sales totaled $2.5 billion in the first six months of 2023, which reflected a 25.1 percent increase, excluding the effect of foreign exchange, over the first six months of 2022 when FreeStyle Libre sales totaled $2.1 billion.

During the first six months of 2023, procedure volumes increased across the cardiovascular and neuromodulation businesses. In Structural Heart, the 15.5 percent increase in sales, excluding the effect of foreign exchange, reflects continued growth of the MitraClip® product along with contributions from recently launched products, including Amulet®, Navitor®, and TriClip®. In Vascular, the 7.9 percent increase in sales, excluding the impact of foreign exchange, during the first six months of 2023 reflects the acquisition of Cardiovascular Systems, Inc. (CSI) on April 27, 2023 as well as double-digit growth in endovascular sales.

In Electrophysiology, the 12.8 percent increase in sales, excluding the effect of foreign exchange, primarily reflects higher procedure volumes in the U.S., China, and various European countries. In Neuromodulation, the 13.8 percent increase in sales, excluding the effect of foreign exchange, was driven by the recent launch of the Eterna® rechargeable spinal cord stimulation system for the treatment of chronic pain along with market growth compared to the prior year period.

In the first six months of 2023, Medical Devices received various product approvals. In January 2023, Abbott announced that the U.S. Food and Drug Administration (FDA) had approved Navitor, Abbott's second-generation transcatheter aortic valve implantation system to treat people with severe aortic stenosis who are at high or extreme risk for open-heart surgery. In March 2023, Abbott's Freestyle Libre continuous glucose monitoring system received U.S. FDA clearance for integration with automated insulin delivery systems. In March 2023, the U.S. FDA approved Abbott's Epic® Max stented tissue valve to treat people with aortic regurgitation or stenosis. In May 2023, Abbott received U.S. FDA approval of its TactiFlex® Ablation Catheter, Sensor Enabled™, the world's first ablation catheter with a flexible electrode tip and contact force sensing technology to treat patients with atrial fibrillation. In June 2023, Abbott received U.S. FDA approval of its AVEIR® dual chamber leadless pacemaker system, the world's first dual chamber leadless pacing system that treats people with abnormal or slow heart rhythms.

The gross profit margin percentage was 50.1 percent for the second quarter of 2023 compared to 51.7 percent for the second quarter of 2022 and 50.3 percent for the first six months of 2023 compared to 52.8 percent for the first six months of 2022. The decrease in the quarter and first six months of 2023 reflects the unfavorable effects of lower sales of COVID-19 tests, foreign exchange, and higher costs for various manufacturing inputs, partially offset by the impact in 2022 of the voluntary product recall in the Nutritional business and the impact in 2023 of gross margin improvement initiatives.

Research and development (R&D) expenses increased $31 million, or 4.5 percent, in the second quarter of 2023 and decreased $12.0 million, or 0.9 percent, in the first six months of 2023 compared to the prior year. The increase in R&D expense in the second quarter of 2023 was primarily driven by impairment charges related to in-process R&D assets acquired in previous business combinations, partially offset by the favorable impact of foreign exchange. The decrease in R&D expense in the first six months of 2023 was primarily driven by the favorable impact of foreign exchange and the level of spending on various projects, partially offset by the impairment charges recorded in the second quarter of 2023.

Selling, general and administrative expenses decreased $17 million, or 0.6 percent, in the second quarter of 2023, and decreased $42 million, or 0.8 percent, in the first six months of 2023 compared to the prior year. Higher selling and marketing spending to drive growth across various businesses was offset by the favorable impact of foreign exchange. The decrease during the first six months of 2023 also reflects the nonrecurrence of 2022 expenses related to the voluntary product recall in the Nutritional segment.

Other (Income) Expense, net

Other income, net increased from $82 million of income in the second quarter of 2022 to $176 million of income in the second quarter of 2023 and from $160 million of income in the first six months of 2022 to $287 million of income in the first six months of 2023. The increases in the second quarter and the first six months of 2023 reflect higher income in 2023 related to the non-service cost components of net pension and post-retirement medical benefit costs, as well as favorable changes in the fair value of contingent consideration liabilities related to previous business combinations.

Interest Expense, net

Interest expense, net declined $45 million in the second quarter of 2023 and $110 million in the first six months of 2023 versus 2022 due to the favorable impact of higher interest rates on interest income, partially offset by the negative impact of interest rate hedge contracts related to certain fixed-rate debt.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2023 and 2022, taxes on earnings include approximately $9 million and $32 million, respectively, in excess tax benefits associated with share-based compensation. In the first six months of 2023 and 2022, taxes on earnings also include approximately $62 million and $27 million, respectively, of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $100 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Liquidity and Capital Resources June 30, 2023 Compared with December 31, 2022

The decrease in cash and cash equivalents from $9.9 billion at December 31, 2022 to $7.8 billion at June 30, 2023 primarily reflects the payment of dividends, share repurchases, the cost of a business acquisition and capital expenditures, partially offset by the cash generated from operations in the first six months of 2023. Working capital was $9.2 billion at June 30, 2023 and $9.7 billion at December 31, 2022. The decrease in working capital in 2023 primarily reflects a decrease in cash and cash equivalents, partially offset by an increase in inventory and decreases in accounts payable and other accrued liabilities.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first six months of 2023 totaled approximately $2.3 billion, a decrease of $2.1 billion from the prior year. The decrease is primarily due to the decline in operating earnings and an increase in cash taxes paid. Net cash from operating activities in 2023 includes $290 million of pension contributions and the payment of cash taxes of approximately $837 million. Net cash from operating activities in 2022 includes $348 million of pension contributions and the payment of cash taxes of approximately $657 million.

On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes upon maturity.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. As of June 30, 2023, $2.15 billion of the $5 billion authorization remains available.

At June 30, 2023, Abbott’s long-term debt rating was AA- by Standard & Poor’s Corporation and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2025.

In the first six months of 2023, Abbott repurchased approximately 7 million of its common shares for $725 million. As of June 30, 2023, $1.709 billion remains available for repurchase under the share repurchase program authorized by the board of directors in December 2021.

In each of the first two quarters of 2023, Abbott declared a quarterly dividend of $0.51 per share on its common shares, which represents an increase of 8.5 percent over the $0.47 per share dividend declared in each of the first two quarters of 2022.

Business Acquisition

On April 27, 2023, Abbott completed the acquisition of CSI for $20 per common share, which equated to a purchase price of $851 million. The transaction was funded with cash on hand and accounted for as a business combination. CSI's atherectomy system, which is used in treating peripheral and coronary artery disease, adds complimentary technologies to Abbott's portfolio of vascular device offerings.

The preliminary allocation of the purchase price of the acquisition resulted in the recording of a non-deductible developed technology intangible asset of $290 million; non-deductible in-process research and development of $60 million, which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of approximately $340 million; net deferred tax assets of approximately $18 million and other net assets of approximately $143 million. The goodwill is identifiable to the Medical Devices reportable segment and is attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. Allocation of the purchase price of the acquisition will be finalized when the valuation of assets and liabilities is completed. Revenues and earnings of CSI included in Abbott's consolidated financial statements since the acquisition date are not material to Abbott's consolidated revenue and earnings. If the acquisition of CSI had taken place as of the beginning of 2022, consolidated net sales and earnings would not have been significantly different from reported amounts.

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

(b)Changes in internal control over financial reporting. During the quarter ended June 30, 2023, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	—	(1)	$—	—	$2,134,092,391	(2)
May 1, 2023 - May 31, 2023	3,300,000	(1)	106.225	3,300,000	1,783,549,041	(2)
June 1, 2023 - June 30, 2023	723,439	(1)	102.920	723,439	1,709,092,863	(2)
Total	4,023,439	(1)	$105.631	4,023,439	$1,709,092,863	(2)
______________________________________
1.These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.
2.On December 10, 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott common shares, from time to time.

Item 5.    Other Information

On May 1, 2023, Andrea F. Wainer, Executive Vice President, Rapid and Molecular Diagnostics, adopted a plan for the sale of securities of Abbott that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Wainer's Rule 10b5-1 plan provides for the sale of 5,400 shares and the exercise of up to 111,606 stock options until June 30, 2024.

The Illinois Department of Commerce and Economic Opportunity designated Abbott as an Illinois High Impact Business (HIB) through June 2043. Dividends paid by a corporation that is designated as a HIB and conducts business in a foreign trade zone may be eligible for a subtraction from base income for Illinois income tax purposes.

Item 6.     Exhibits

Exhibit No.	Exhibit

10.1
Amendment No. 1, dated as of May 12, 2023, among Abbott Laboratories, the banks, financial institutions, and other institutional lenders parties to that certain Five Year Credit Agreement, dated as of November 12, 2020.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ ROBERT E. FUNCK, JR.
Robert E. Funck, Jr.
Executive Vice President, Finance and Chief Financial Officer

Date: August 3, 2023