Form 10-Q
period 2023-09-30
ABBOTT LABORATORIES
filed 2023-11-01
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2023, Abbott Laboratories had 1,736,058,536 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Net sales	$10,143	$10,410	$29,868	$33,562

Cost of products sold, excluding amortization of intangible assets	4,605	4,629	13,419	14,549
Amortization of intangible assets	496	498	1,485	1,517
Research and development	672	782	2,041	2,163
Selling, general and administrative	2,723	2,731	8,225	8,275
Total operating cost and expenses	8,496	8,640	25,170	26,504

Operating earnings	1,647	1,770	4,698	7,058

Interest expense	166	141	478	404
Interest (income)	(97)	(55)	(296)	(95)
Net foreign exchange (gain) loss	(10)	19	17	16
Other (income) expense, net	(83)	(93)	(370)	(253)
Earnings before taxes	1,671	1,758	4,869	6,986
Taxes on earnings	235	323	740	1,086
Net Earnings	$1,436	$1,435	$4,129	$5,900

Basic Earnings Per Common Share	$0.82	$0.82	$2.36	$3.35

Diluted Earnings Per Common Share	$0.82	$0.81	$2.35	$3.32

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,738,700	1,752,968	1,740,255	1,756,209
Dilutive Common Stock Options	9,589	10,685	9,819	11,638
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,748,289	1,763,653	1,750,074	1,767,847

Outstanding Common Stock Options Having No Dilutive Effect	7,334	5,445	5,474	2,655
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Net Earnings	$1,436	$1,435	$4,129	$5,900
Foreign currency translation gain (loss) adjustments	(480)	(1,008)	(393)	(1,429)
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $(1) and $(4) in 2023 and $11 and $36 in 2022	(9)	56	(13)	172
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $30 and $(24) in 2023 and $50 and $96 in 2022	80	213	(23)	186
Other comprehensive income (loss)	(409)	(739)	(429)	(1,071)
Comprehensive Income	$1,027	$696	$3,700	$4,829

	September 30, 2023	December 31, 2022
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(7,126)	$(6,733)
Net actuarial (losses) and prior service (costs) and credits	(1,506)	(1,493)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other	152	175
Accumulated other comprehensive income (loss)	$(8,480)	$(8,051)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$6,709	$9,882
Short-term investments	338	288
Trade receivables, less allowances of $472 in 2023 and $500 in 2022	6,499	6,218
Inventories:
Finished products	3,847	3,805
Work in process	888	680
Materials	1,915	1,688
Total inventories	6,650	6,173
Prepaid expenses and other receivables	2,468	2,663
Total Current Assets	22,664	25,224
Investments	788	766
Property and equipment, at cost	21,111	20,212
Less: accumulated depreciation and amortization	11,559	11,050
Net property and equipment	9,552	9,162
Intangible assets, net of amortization	9,282	10,454
Goodwill	23,277	22,799
Deferred income taxes and other assets	6,527	6,033
	$72,090	$74,438
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$3,961	$4,607
Salaries, wages and commissions	1,479	1,556
Other accrued liabilities	5,347	5,845
Dividends payable	886	887
Income taxes payable	318	343
Current portion of long-term debt	1,051	2,251
Total Current Liabilities	13,042	15,489
Long-term debt	14,477	14,522
Post-employment obligations, deferred income taxes and other long-term liabilities	6,877	7,522
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2023: 1,987,305,154; 2022: 1,986,519,278	24,727	24,709
Common shares held in treasury, at cost — Shares: 2023: 251,246,618; 2022: 248,724,257	(15,686)	(15,229)
Earnings employed in the business	36,920	35,257
Accumulated other comprehensive income (loss)	(8,480)	(8,051)
Total Abbott Shareholders’ Investment	37,481	36,686
Noncontrolling Interests in Subsidiaries	213	219
Total Shareholders’ Investment	37,694	36,905
	$72,090	$74,438
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended September 30
	2023	2022
Common Shares:
Balance at June 30
Shares: 2023: 1,987,181,491; 2022: 1,985,676,735	$24,612	$24,429
Issued under incentive stock programs
Shares: 2023: 123,663; 2022: 242,705	6	12
Share-based compensation	116	123
Issuance of restricted stock awards	(7)	(4)
Balance at September 30
Shares: 2023: 1,987,305,154; 2022: 1,985,919,440	$24,727	$24,560

Common Shares Held in Treasury:
Balance at June 30
Shares: 2023: 251,823,511; 2022: 234,456,992	$(15,722)	$(13,720)
Issued under incentive stock programs
Shares: 2023: 579,159; 2022: 528,436	36	31
Purchased
Shares: 2023: 2,266; 2022: 8,417,107	—	(866)
Balance at September 30
Shares: 2023: 251,246,618; 2022: 242,345,663	$(15,686)	$(14,555)

Earnings Employed in the Business:
Balance at June 30	$36,355	$34,487
Net earnings	1,436	1,435
Cash dividends declared on common shares (per share — 2023: $0.51; 2022: $0.47)	(889)	(822)
Effect of common and treasury share transactions	18	15
Balance at September 30	$36,920	$35,115

Accumulated Other Comprehensive Income (Loss):
Balance at June 30	$(8,071)	$(8,706)
Other comprehensive income (loss)	(409)	(739)
Balance at September 30	$(8,480)	$(9,445)

Noncontrolling Interests in Subsidiaries:
Balance at June 30	$230	$226
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	(17)	(17)
Balance at September 30	$213	$209
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Nine Months Ended September 30
	2023	2022
Common Shares:
Balance at January 1
Shares: 2023: 1,986,519,278; 2022: 1,985,273,421	$24,709	$24,470
Issued under incentive stock programs
Shares: 2023: 785,876; 2022: 646,019	36	36
Share-based compensation	531	572
Issuance of restricted stock awards	(549)	(518)
Balance at September 30
Shares: 2023: 1,987,305,154; 2022: 1,985,919,440	$24,727	$24,560

Common Shares Held in Treasury:
Balance at January 1
Shares: 2023: 248,724,257; 2022: 221,191,228	$(15,229)	$(11,822)
Issued under incentive stock programs
Shares: 2023: 4,669,629; 2022: 4,808,575	288	261
Purchased
Shares: 2023: 7,191,990; 2022: 25,963,010	(745)	(2,994)
Balance at September 30
Shares: 2023: 251,246,618; 2022: 242,345,663	$(15,686)	$(14,555)

Earnings Employed in the Business:
Balance at January 1	$35,257	$31,528
Net earnings	4,129	5,900
Cash dividends declared on common shares (per share — 2023: $1.53; 2022: $1.41)	(2,668)	(2,475)
Effect of common and treasury share transactions	202	162
Balance at September 30	$36,920	$35,115

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(8,051)	$(8,374)
Other comprehensive income (loss)	(429)	(1,071)
Balance at September 30	$(8,480)	$(9,445)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$219	$222
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	(6)	(13)
Balance at September 30	$213	$209
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30
	2023	2022
Cash Flow From (Used in) Operating Activities:
Net earnings	$4,129	$5,900
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	945	943
Amortization of intangible assets	1,485	1,517
Share-based compensation	530	570
Trade receivables	(424)	(409)
Inventories	(527)	(1,224)
Other, net	(1,915)	(42)
Net Cash From Operating Activities	4,223	7,255

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,447)	(1,167)
Acquisitions of businesses and technologies, net of cash acquired	(877)	—
Proceeds from business dispositions	40	48
Sales (purchases) of other investment securities, net	(45)	(3)
Other	20	14
Net Cash From (Used in) Investing Activities	(2,309)	(1,108)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	(90)	37
Proceeds from issuance of long-term debt	1	7
Repayments of long-term debt	(1,447)	(753)
Purchases of common shares	(968)	(3,110)
Proceeds from stock options exercised	133	126
Dividends paid	(2,668)	(2,486)
Net Cash From (Used in) Financing Activities	(5,039)	(6,179)

Effect of exchange rate changes on cash and cash equivalents	(48)	(173)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,173)	(205)
Cash and Cash Equivalents, Beginning of Year	9,882	9,799
Cash and Cash Equivalents, End of Period	$6,709	$9,594
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
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
September 30, 2023
(Unaudited)
Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

The following tables provide detail by sales category:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$987	$987	$—	$1,001	$1,001
Other	—	381	381	—	325	325
Total	—	1,368	1,368	—	1,326	1,326
Nutritionals —
Pediatric Nutritionals	506	495	1,001	357	470	827
Adult Nutritionals	354	718	1,072	329	639	968
Total	860	1,213	2,073	686	1,109	1,795
Diagnostics —
Core Laboratory	317	997	1,314	281	938	1,219
Molecular	38	95	133	65	118	183
Point of Care	97	43	140	92	35	127
Rapid Diagnostics	561	301	862	1,273	839	2,112
Total	1,013	1,436	2,449	1,711	1,930	3,641
Medical Devices —
Rhythm Management	271	292	563	263	270	533
Electrophysiology	246	298	544	225	244	469
Heart Failure	217	67	284	207	51	258
Vascular	251	421	672	213	393	606
Structural Heart	223	264	487	207	213	420
Neuromodulation	188	39	227	156	36	192
Diabetes Care	544	928	1,472	423	744	1,167
Total	1,940	2,309	4,249	1,694	1,951	3,645

Other	4	—	4	3	—	3

Total	$3,817	$6,326	$10,143	$4,094	$6,316	$10,410

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)
Note 3 — Revenue (Continued)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$2,889	$2,889	$—	$2,853	$2,853
Other	—	955	955	—	843	843
Total	—	3,844	3,844	—	3,696	3,696
Nutritionals —
Pediatric Nutritionals	1,472	1,477	2,949	1,108	1,491	2,599
Adult Nutritionals	1,081	2,086	3,167	1,016	2,027	3,043
Total	2,553	3,563	6,116	2,124	3,518	5,642
Diagnostics —
Core Laboratory	917	2,872	3,789	836	2,788	3,624
Molecular	128	293	421	308	507	815
Point of Care	289	127	416	284	110	394
Rapid Diagnostics	1,975	853	2,828	5,436	2,923	8,359
Total	3,309	4,145	7,454	6,864	6,328	13,192
Medical Devices —
Rhythm Management	800	873	1,673	775	830	1,605
Electrophysiology	729	873	1,602	667	773	1,440
Heart Failure	661	199	860	610	167	777
Vascular	733	1,271	2,004	650	1,228	1,878
Structural Heart	652	794	1,446	604	667	1,271
Neuromodulation	528	122	650	456	112	568
Diabetes Care	1,528	2,681	4,209	1,165	2,320	3,485
Total	5,631	6,813	12,444	4,927	6,097	11,024

Other	10	—	10	8	—	8

Total	$11,503	$18,365	$29,868	$13,923	$19,639	$33,562

Note: The Acelis Connected Health business was internally transferred from Rapid Diagnostics to Heart Failure on January 1, 2023. As a result, $30 million of sales in the third quarter of 2022 and $87 million in the first nine months of 2022 were moved from Rapid Diagnostics to Heart Failure.

Remaining Performance Obligations

As of September 30, 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $4.2 billion in the Diagnostics segment and approximately $456 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 59 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.

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
September 30, 2023
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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Abbott’s contract liabilities arise primarily in the Medical Devices segment when payment is received upfront for various multi-period extended service arrangements.

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2022	$500
Unearned revenue from cash received during the period	346
Revenue recognized related to contract liability balance	(292)
Balance at September 30, 2023	$554

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended September 30, 2023 and 2022 were $1.431 billion and $1.429 billion, respectively, and for the nine months ended September 30, 2023 and 2022 were $4.113 billion and $5.876 billion, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2023 includes $302 million of pension contributions and the payment of cash taxes of approximately $1.180 billion. The first nine months of 2022 includes $362 million of pension contributions and the payment of cash taxes of approximately $987 million.

The following summarizes the activity for the first nine months of 2023 related to the allowance for doubtful accounts as of September 30, 2023:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2022	$262
Provisions/charges to income	22
Amounts charged off and other deductions	(25)
Balance at September 30, 2023	$259

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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)
Note 4 — Supplemental Financial Information (Continued)
The components of long-term investments as of September 30, 2023 and December 31, 2022 are as follows:

(in millions)	September 30, 2023	December 31, 2022
Long-term Investments:
Equity securities	$566	$558
Other	222	208
Total	$788	$766

The increase in Abbott’s long-term investments as of September 30, 2023 versus the balance as of December 31, 2022 is primarily due to investments acquired as part of a business acquisition and other additional investments, partially offset by the impact of equity method investment losses.

Abbott’s equity securities as of September 30, 2023 include $291 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of September 30, 2023 with a carrying value of $175 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $87 million that do not have a readily determinable fair value.

Note 5 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended September 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges and Other
(in millions)	2023	2022	2023	2022	2023	2022
Balance at June 30	$(6,646)	$(6,260)	$(1,497)	$(2,554)	$72	$108
Other comprehensive income (loss) before reclassifications	(497)	(1,008)	(9)	15	96	278
Amounts reclassified from accumulated other comprehensive income	17	—	—	41	(16)	(65)
Net current period comprehensive income (loss)	(480)	(1,008)	(9)	56	80	213
Balance at September 30	$(7,126)	$(7,268)	$(1,506)	$(2,498)	$152	$321

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)
Note 5 — Changes In Accumulated Other Comprehensive Income (Loss) (Continued)

	Nine Months Ended September 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges and Other
(in millions)	2023	2022	2023	2022	2023	2022
Balance at January 1	$(6,733)	$(5,839)	$(1,493)	$(2,670)	$175	$135
Other comprehensive income (loss) before reclassifications	(410)	(1,429)	(6)	45	134	289
Amounts reclassified from accumulated other comprehensive income	17	—	(7)	127	(157)	(103)
Net current period comprehensive income (loss)	(393)	(1,429)	(13)	172	(23)	186
Balance at September 30	$(7,126)	$(7,268)	$(1,506)	$(2,498)	$152	$321

Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 13 for additional details.

Note 6 — Business Acquisitions

On September 22, 2023, Abbott completed the acquisition of Bigfoot Biomedical, Inc. (Bigfoot), which will further Abbott's efforts to develop connected solutions for making diabetes management even more personal and precise. The purchase price, the allocation of acquired assets and liabilities, and the revenue and net income contributed by Bigfoot since the date of acquisition are not material to Abbott's condensed consolidated financial statements.

On April 27, 2023, Abbott completed the acquisition of Cardiovascular Systems, Inc. (CSI) for $20 per common share, which equated to a purchase price of $851 million. The transaction was funded with cash on hand and accounted for as a business combination. CSI's atherectomy system, which is used in treating peripheral and coronary artery disease, adds complementary technologies to Abbott's portfolio of vascular device offerings.

The preliminary allocation of the purchase price of the CSI acquisition resulted in the recording of two non-deductible developed technology intangible assets of $305 million; non-deductible in-process research and development of $15 million, which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of approximately $384 million; net deferred tax assets of approximately $31 million and other net assets of approximately $116 million. The goodwill is identifiable to the Medical Devices reportable segment and is attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. Allocation of the purchase price of the acquisition will be finalized when the valuation of assets and liabilities is completed. Revenues and earnings of CSI included in Abbott's consolidated financial statements since the acquisition date are not material to Abbott's consolidated revenue and earnings. If the acquisition of CSI had taken place as of the beginning of 2022, consolidated net sales and earnings would not have been significantly different from reported amounts.

Note 7 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.3 billion at September 30, 2023 and $22.8 billion at December 31, 2022. Recent business acquisitions increased goodwill by approximately $590 million and foreign currency translation adjustments decreased goodwill by approximately $112 million in the first nine months of 2023. The amount of goodwill related to reportable segments at September 30, 2023 was $2.6 billion for the Established Pharmaceutical Products segment, $285 million for the Nutritional Products segment, $3.5 billion for the Diagnostic Products segment, and $16.8 billion for the Medical Devices segment. There were no reductions of goodwill relating to impairments in the first nine months of 2023.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)
Note 7 — Goodwill and Intangible Assets (continued)
The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.5 billion and $27.2 billion as of September 30, 2023 and December 31, 2022, respectively. The gross amount of amortizable intangible assets increased by $305 million due to a recent business acquisition. Accumulated amortization was $19.0 billion and $17.6 billion as of September 30, 2023 and December 31, 2022, respectively. Foreign currency translation adjustments decreased intangible assets by $14 million in the first nine months of 2023. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.0 billion in 2023, $1.9 billion in 2024, $1.7 billion in 2025, $1.6 billion in 2026 and $1.3 billion in 2027.

Indefinite-lived intangible assets, which relate to in-process research and development (IPR&D) acquired in a business combination, were approximately $832 million as of September 30, 2023 and $807 million as of December 31, 2022. Recent business acquisitions increased IPR&D by $80 million. This increase was partially offset by $55 million of charges recorded on the Research and development line of the Condensed Consolidated Statement of Earnings for the impairment of certain indefinite-lived intangible assets related to the Medical Devices reportable segment.

Note 8 — Restructuring Plans

In 2022 and 2023, Abbott management approved various plans to streamline operations in order to reduce costs and improve efficiencies in its medical devices, nutritional, diagnostic, and established pharmaceutical businesses. In the nine months ended September 30, 2023, Abbott recorded employee related severance and other charges of approximately $102 million, of which approximately $31 million was recorded in Cost of products sold, approximately $16 million was recorded in Research and development, and approximately $55 million was recorded in Selling, general and administrative expenses. In addition, Abbott recognized fixed asset impairment charges of approximately $29 million related to these restructuring plans.

The following summarizes the activity related to these restructuring actions and the status of the related accruals as of September 30, 2023:

(in millions)	Total
Accrued balance at December 31, 2022	$228
Restructuring charges in 2023	102
Payments and other adjustments	(181)
Accrued balance at September 30, 2023	$149

Note 9 — Incentive Stock Programs

In the first nine months of 2023, Abbott granted 1,986,671 stock options, 463,856 restricted stock awards and 4,927,476 restricted stock units under its incentive stock program. At September 30, 2023, approximately 74 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at September 30, 2023 is as follows:

	Outstanding	Exercisable
Number of shares	29,342,041	24,718,236
Weighted average remaining life (years)	5.0	4.3
Weighted average exercise price	$73.77	$66.27
Aggregate intrinsic value (in millions)	$825	$825

The total unrecognized share-based compensation cost at September 30, 2023 amounted to approximately $560 million which is expected to be recognized over the next three years.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)
Note 10 — Debt and Lines of Credit

On September 27, 2023, Abbott repaid the €1.14 billion outstanding principal amount of its 0.875% Notes upon maturity. The repayment equated to approximately $1.2 billion. In September 2023, Abbott repaid approximately $197 million of debt assumed as part of a recent business acquisition. On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes upon maturity.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates, primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.3 billion at September 30, 2023 and $7.7 billion at December 31, 2022, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of September 30, 2023 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At September 30, 2023 and December 31, 2022, Abbott held the gross notional amounts of $14.2 billion and $12.0 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of approximately $401 million and $446 million as of September 30, 2023 and December 31, 2022, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts with a notional amount totaling approximately $2.9 billion at September 30, 2023 and December 31, 2022 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)
Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the amounts and location of certain derivative and non-derivative financial instruments as of September 30, 2023 and December 31, 2022:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	September 30, 2023	December 31, 2022	Balance Sheet Caption	September 30, 2023	December 31, 2022	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$158	$136	Post-employment obligations, deferred income taxes and other long-term liabilities
Current	—	—	Prepaid expenses and other receivables	13	20	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	254	304	Prepaid expenses and other receivables	63	96	Other accrued liabilities
Others not designated as hedges	113	108	Prepaid expenses and other receivables	115	130	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	401	446	Long-term debt
	$367	$412		$750	$828

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)
Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three and nine months ended September 30, 2023 and 2022.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$125	$350	$152	$442	$22	$79	$211	$149	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	12	24	45	108	n/a	n/a	n/a	n/a	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(18)	(85)	(15)	(253)	Interest expense

A gain of $60 million and a loss of $27 million were recognized in the three months ended September 30, 2023 and 2022, respectively, related to foreign currency forward exchange contracts not designated as a hedge. A loss of $4 million and a gain of $225 million were recognized in the first nine months ended September 30, 2023 and 2022, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of September 30, 2023 and December 31, 2022 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	September 30, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$566	$566	$558	$558
Other	222	222	208	208
Total Long-term Debt	(15,528)	(14,681)	(16,773)	(16,313)
Foreign Currency Forward Exchange Contracts:
Receivable position	367	367	412	412
(Payable) position	(178)	(178)	(226)	(226)
Interest Rate Hedge Contracts:
Receivable position	—	—	—	—
(Payable) position	(171)	(171)	(156)	(156)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)
Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2023:
Equity securities	$304	$304	$—	$—
Foreign currency forward exchange contracts	367	—	367	—
Total Assets	$671	$304	$367	$—

Fair value of hedged long-term debt	$2,702	$—	$2,702	$—
Interest rate swap derivative financial instruments	171	—	171	—
Foreign currency forward exchange contracts	178	—	178	—
Contingent consideration related to business combinations	109	—	—	109
Total Liabilities	$3,160	$—	$3,051	$109

December 31, 2022:
Equity securities	$307	$307	$—	$—
Foreign currency forward exchange contracts	412	—	412	—
Total Assets	$719	$307	$412	$—

Fair value of hedged long-term debt	$2,691	$—	$2,691	$—
Interest rate swap derivative financial instruments	156		156
Foreign currency forward exchange contracts	226	—	226	—
Contingent consideration related to business combinations	130	—	—	130
Total Liabilities	$3,203	$—	$3,073	$130

The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments. The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs. The fair value of the contingent consideration was determined based on independent appraisals at the time of acquisition, adjusted for the time value of money and other changes in fair value. The decrease in the amount of contingent consideration from December 31, 2022 reflects the impact of projected timeline changes for events that will trigger payment of contingent consideration, partially offset by additional contingent consideration due to a recent business acquisition.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $25 million to $35 million. The recorded accrual balance at September 30, 2023 for these proceedings and exposures was approximately $30 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

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

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Service cost - benefits earned during the period	$56	$92	$174	$282	$10	$13	$29	$38
Interest cost on projected benefit obligations	114	74	342	225	15	9	45	27
Expected return on plan assets	(244)	(231)	(729)	(701)	(6)	(8)	(18)	(23)
Curtailment gain	—	—	(14)	—	—	—	—	—
Net amortization of:
Actuarial loss, net	2	58	8	174	(1)	2	(2)	8
Prior service cost (credit)	1	—	1	1	(3)	(6)	(10)	(18)
Net cost (credit)	$(71)	$(7)	$(218)	$(19)	$15	$10	$44	$32

Abbott funds its domestic defined benefit plans according to Internal Revenue Service funding limitations. International pension plans are funded according to similar regulations. In the first nine months of 2023 and 2022, $302 million and $362 million, respectively, were contributed to defined benefit plans. In the first nine months of 2023 and 2022, $28 million was contributed, in each year, to the post-employment medical and dental plans.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)
Note 14 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2023 and 2022, taxes on earnings include approximately $11 million and $36 million, respectively, in excess tax benefits associated with share-based compensation. In the first nine months of 2023 and 2022, taxes on earnings also include approximately $59 million and $20 million, respectively, of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $55 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

In September 2023, Abbott received a Statutory Notice of Deficiency (SNOD) from the U.S. Internal Revenue Service (IRS) for the 2019 Federal tax year in the amount of $417 million. The primary adjustments proposed in the SNOD relate to the reallocation of income between Abbott’s U.S. entities and its foreign affiliates. Abbott believes that the income reallocation adjustments proposed in the SNOD are without merit, in part because certain adjustments contradict methods that were agreed to with the IRS in prior audit periods. The SNOD also contains other proposed adjustments that Abbott believes are erroneous and unsupported. Abbott expects to file a petition with the U.S. Tax Court contesting the 2019 SNOD in December of 2023.

Abbott’s 2017 and 2018 Federal tax years are also currently under examination by the IRS with respect to income reallocation issues similar to those included in the 2019 Federal tax year. Abbott intends to vigorously defend its filing positions through ongoing discussions with the IRS, the IRS independent appeals process and/or through litigation as necessary.

Abbott reserves for uncertain tax positions related to unresolved matters with the IRS and other taxing authorities. Abbott continues to believe that its reserves for uncertain tax positions are appropriate.

The Organization for Economic Cooperation & Development (OECD) has proposed a two-pillared plan for a revised international tax system. Pillar 1 proposes to reallocate taxing rights among the jurisdictions in which in-scope multinational corporations operate. Abbott is continuing to analyze the Pillar 1 proposal. Pillar 2 proposes to assess a 15% minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Numerous countries have indicated their intent to adopt the proposal and are drafting legislation to implement the Pillar 2 model rules with a subset of the rules becoming effective January 1, 2024, and the remaining rules becoming effective January 1, 2025, or in later periods. Abbott is also continuing to analyze the Pillar 2 model rules. Implementation of the OECD proposal may have a material impact on Abbott’s Condensed Consolidated Financial Statements in the future.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

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
September 30, 2023
(Unaudited)
Note 15 — Segment Information (Continued)
The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Established Pharmaceutical Products	$1,368	$1,326	$3,844	$3,696	$345	$331	$952	$831
Nutritional Products	2,073	1,795	6,116	5,642	284	69	972	550
Diagnostic Products	2,449	3,641	7,454	13,192	632	1,346	1,720	5,615
Medical Devices	4,249	3,645	12,444	11,024	1,342	1,045	3,805	3,288
Total Reportable Segments	10,139	10,407	29,858	33,554	2,603	2,791	7,449	10,284
Other	4	3	10	8
Net sales	$10,143	$10,410	$29,868	$33,562
Corporate functions and benefit plan costs					(50)	(115)	(198)	(352)
Net interest expense					(69)	(86)	(182)	(309)
Share-based compensation (a)					(117)	(123)	(530)	(570)
Amortization of intangible assets					(496)	(498)	(1,485)	(1,517)
Other, net (b)					(200)	(211)	(185)	(550)
Earnings before taxes					$1,671	$1,758	$4,869	$6,986
______________________________________

Notes:	Three and nine months ended September 30, 2022 Sales and Operating Earnings for the Diagnostic Products and Medical Devices reportable segments have been updated to reflect the internal transfer of the Acelis Connected Health business from Diagnostic Products to Medical Devices on January 1, 2023.
(a)	Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)
Other, net for the three months and nine months ended September 30, 2023 includes costs associated with the acquisition of CSI and charges related to restructuring actions and intangible asset and investment impairments. Other, net for the nine months ended September 30, 2023 also includes income arising from fair value changes in contingent consideration related to previous business combinations. Other, net for the three and nine months ended September 30, 2022 includes $10 million and $172 million, respectively, of charges related to a voluntary recall within the Nutritional Products segment, $111 million of charges related to the impairment of IPR&D intangible assets as well as integration costs related to the acquisition of Alere Inc. and restructuring charges.

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

	Net Sales to External Customers
(in millions)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,368	$1,326	3.2%	(7.9)%	11.1%
Nutritional Products	2,073	1,795	15.5	(1.4)	16.9
Diagnostic Products	2,449	3,641	(32.7)	(0.8)	(31.9)
Medical Devices	4,249	3,645	16.6	0.6	16.0
Total Reportable Segments	10,139	10,407	(2.6)	(1.4)	(1.2)
Other	4	3	n/m	n/m	n/m
Net Sales	$10,143	$10,410	(2.6)	(1.4)	(1.2)

Total U.S.	$3,817	$4,094	(6.8)	—	(6.8)

Total International	$6,326	$6,316	0.2	(2.2)	2.4

	Net Sales to External Customers
(in millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$3,844	$3,696	4.0%	(7.6)%	11.6%
Nutritional Products	6,116	5,642	8.4	(2.8)	11.2
Diagnostic Products	7,454	13,192	(43.5)	(1.4)	(42.1)
Medical Devices	12,444	11,024	12.9	(1.7)	14.6
Total Reportable Segments	29,858	33,554	(11.0)	(2.4)	(8.6)
Other	10	8	n/m	n/m	n/m
Net Sales	$29,868	$33,562	(11.0)	(2.4)	(8.6)

Total U.S.	$11,503	$13,923	(17.4)	—	(17.4)

Total International	$18,365	$19,639	(6.5)	(4.1)	(2.4)
______________________________________

Notes:	The Acelis Connected Health business was internally transferred from Diagnostic Products to Medical Devices on January 1, 2023. As a result, $30 million of sales in the third quarter of 2022 and $87 million in the first nine months of 2022 were moved from Diagnostic Products to Medical Devices.
In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
n/m = Percent change is not meaningful

The 1.2 percent decrease in total net sales during the third quarter of 2023, excluding the impact of foreign exchange, reflected the decrease in demand for Abbott’s rapid diagnostic tests to detect COVID-19, partially offset by higher growth across other businesses. Abbott’s COVID-19 testing-related sales totaled approximately $305 million during the third quarter of 2023 and approximately $1.7 billion during the third quarter of 2022. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 12.6 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 14.1 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the third quarter as the relatively stronger U.S. dollar decreased total international sales by 2.2 percent and total sales by 1.4 percent.

The 8.6 percent decrease in total net sales during the first nine months of 2023, excluding the impact of foreign exchange, reflected lower demand for Abbott’s COVID-19 tests, partially offset by higher growth across other businesses. Abbott’s COVID-19 testing-related sales totaled approximately $1.3 billion during the first nine months of 2023 and approximately $7.3 billion during the first nine months of 2022. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 8.8 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 11.8 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first nine months as the relatively stronger U.S. dollar decreased total international sales by 4.1 percent and total sales by 2.4 percent.

Due to the unpredictability of demand for COVID-19 tests, the future extent to which COVID-19 will have a material effect on Abbott’s business, financial condition or results of operations is uncertain.

The table below provides detail by sales category for the nine months ended September 30, 2023. Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	September 30, 2023	September 30, 2022	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$2,889	$2,853	1.3%	(8.7)%	10.0%
Other Emerging Markets	955	843	13.2	(3.9)	17.1

Nutritionals —
International Pediatric Nutritionals	1,477	1,491	(0.9)	(3.8)	2.9
U.S. Pediatric Nutritionals	1,472	1,108	32.8	—	32.8
International Adult Nutritionals	2,086	2,027	2.9	(5.0)	7.9
U.S. Adult Nutritionals	1,081	1,016	6.4	—	6.4

Diagnostics —
Core Laboratory	3,789	3,624	4.6	(3.5)	8.1
Molecular	421	815	(48.4)	(0.9)	(47.5)
Point of Care	416	394	5.5	(0.4)	5.9
Rapid Diagnostics	2,828	8,359	(66.2)	(0.6)	(65.6)

Medical Devices —
Rhythm Management	1,673	1,605	4.3	(1.7)	6.0
Electrophysiology	1,602	1,440	11.3	(2.8)	14.1
Heart Failure	860	777	10.7	(0.2)	10.9
Vascular	2,004	1,878	6.7	(2.1)	8.8
Structural Heart	1,446	1,271	13.8	(1.5)	15.3
Neuromodulation	650	568	14.4	(1.1)	15.5
Diabetes Care	4,209	3,485	20.8	(1.5)	22.3
Note: The Acelis Connected Health business was internally transferred from Rapid Diagnostics to Heart Failure on January 1, 2023. As a result, $87 million of sales for the first nine months of 2022 were moved from Rapid Diagnostics to Heart Failure.

Excluding the unfavorable effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 10.0 percent in the first nine months of 2023, led by growth in several countries and across several therapeutic areas, including cardiometabolic, women's health, and central nervous system/pain management. Other Emerging Markets, excluding the effect of foreign exchange, increased by 17.1 percent in the first nine months of 2023.

Excluding the impact of foreign exchange, total Nutritional Products sales in the first nine months of 2023 increased 11.2 percent. The 32.8 percent increase in U.S. Pediatric Nutritional sales in the first nine months of 2023 reflects progress in recovering market share in 2023 following the voluntary recall of certain infant formula products in the first quarter of 2022, as well as the unfavorable 2022 impact of the recall, partially offset by a decrease in 2023 Pedialyte® sales. Excluding the effect of foreign exchange, the 2.9 percent increase in International Pediatric Nutritional sales in the first nine months of 2023 primarily reflects growth in various markets, partially offset by the impact of exiting the pediatric nutrition business in China. The increases of 6.4 percent in U.S. Adult Nutritionals and 7.9 percent, excluding the effect of foreign exchange, in International Adult Nutritionals in the first nine months of 2023 were led by growth of Ensure® and Glucerna® products.

The 42.1 percent decrease in Diagnostic Products sales in the first nine months of 2023, excluding the impact of foreign exchange, was driven by lower demand for COVID-19 tests. In Rapid Diagnostics, sales decreased 65.6 percent in the first nine months of 2023, excluding the effect of foreign exchange, due to lower demand for COVID-19 tests. In the first nine months of 2023 and 2022, Rapid Diagnostics COVID-19 testing-related sales were $1.2 billion and $6.9 billion, respectively. In the first nine months of 2023, Rapid Diagnostics sales increased 6.5 percent, excluding COVID-19 testing-related sales, and increased 8.2 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

In Core Laboratory Diagnostics, sales increased 8.1 percent in the first nine months of 2023, excluding the effect of foreign exchange, due to the higher volume of routine diagnostic testing performed in hospitals and other laboratories, partially offset by lower test sales for the detection of COVID-19 IgG and IgM antibodies. In the first nine months of 2023 and 2022, Core Laboratory Diagnostics COVID-19 testing-related sales were $16 million and $51 million, respectively. In the first nine months of 2023, Core Laboratory Diagnostics sales increased 5.6 percent, excluding COVID-19 testing-related sales, and increased 9.2 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales. In the third quarter of 2023, Core Laboratory Diagnostics received U.S. Food and Drug Administration (FDA) clearance for its Alinity® h-series hematology system, which integrates hematology workflow from high-throughput Complete Blood Count analysis to automated slide making and staining.

The 47.5 percent decrease in Molecular Diagnostics sales in the first nine months of 2023, excluding the effect of foreign exchange, was driven by lower demand for laboratory-based molecular tests for COVID-19, as well as lower demand for respiratory testing compared to significantly higher-than-usual demand in the first nine months of 2022. In the first nine months of 2023 and 2022, Molecular Diagnostics COVID-19 testing-related sales were $36 million and $375 million, respectively. In the first nine months of 2023, Molecular Diagnostics sales decreased 12.8 percent, excluding COVID-19 testing-related sales, and decreased 11.3 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

Excluding the effect of foreign exchange, total Medical Devices sales grew 14.6 percent in the first nine months of 2023, led by double-digit growth in Diabetes Care, Structural Heart, Heart Failure, Neuromodulation and Electrophysiology. Higher Diabetes Care sales were driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, in the U.S. and internationally. FreeStyle Libre sales totaled $3.9 billion in the first nine months of 2023, which reflected a 26.2 percent increase, excluding the effect of foreign exchange, over the first nine months of 2022 when FreeStyle Libre sales totaled $3.1 billion.

During the first nine months of 2023, procedure volumes increased across the cardiovascular and neuromodulation businesses. In Structural Heart, the 15.3 percent increase in sales, excluding the effect of foreign exchange, reflects continued growth of the MitraClip® product along with contributions from various products, including Amulet®, Navitor®, and TriClip®. In Vascular, the 8.8 percent increase in sales, excluding the impact of foreign exchange, during the first nine months of 2023 reflects the acquisition of Cardiovascular Systems, Inc. (CSI) on April 27, 2023, as well as double-digit growth in endovascular sales.

In Electrophysiology, the 14.1 percent increase in sales, excluding the effect of foreign exchange, primarily reflects higher procedure volumes in the U.S., China, and various European countries. In Neuromodulation, the 15.5 percent increase in sales, excluding the effect of foreign exchange, was driven by the recent launch of the Eterna® rechargeable spinal cord stimulation system for the treatment of chronic pain along with market growth compared to the prior year period.

In the first nine months of 2023, Medical Devices received various product approvals. In January 2023, Abbott announced that the U.S. FDA had approved Navitor, Abbott's second-generation transcatheter aortic valve implantation system to treat people with severe aortic stenosis who are at high or extreme risk for open-heart surgery. In March 2023, Abbott's Freestyle Libre continuous glucose monitoring system received U.S. FDA clearance for integration with automated insulin delivery systems. In March 2023, the U.S. FDA approved Abbott's Epic® Max stented tissue valve to treat people with aortic regurgitation or stenosis. In May 2023, Abbott received U.S. FDA approval of its TactiFlex® Ablation Catheter, Sensor Enabled™, the world's first ablation catheter with a flexible electrode tip and contact force sensing technology to treat patients with atrial fibrillation. In June 2023, Abbott received U.S. FDA approval of its AVEIR™ dual chamber leadless pacemaker system, the world's first dual chamber leadless pacing system that treats people with abnormal or slow heart rhythms. In July 2023, Abbott obtained CE Mark for its AVEIR single-chamber leadless pacemaker.

The gross profit margin percentage was 49.7 percent for the third quarter of 2023 compared to 50.7 percent for the third quarter of 2022 and 50.1 percent for the first nine months of 2023 compared to 52.1 percent for the first nine months of 2022. The decrease in the third quarter and first nine months of 2023 reflects the unfavorable effects of lower sales of COVID-19 tests, foreign exchange, and higher costs for various manufacturing inputs, partially offset by the impact in 2022 of the voluntary product recall in the Nutritional business and the impact in 2023 of gross margin improvement initiatives.

Research and development (R&D) expenses decreased $110 million, or 14.0 percent, in the third quarter of 2023 and decreased $122 million, or 5.6 percent, in the first nine months of 2023 compared to the prior year. The decrease in R&D expense in the third quarter and first nine months of 2023 was primarily driven by the non-recurrence of an impairment charge recognized in 2022 related to in-process R&D assets acquired in a previous business combination.

Selling, general and administrative expenses decreased $8 million, or 0.3 percent, in the third quarter of 2023, and decreased $50 million, or 0.6 percent, in the first nine months of 2023 compared to the prior year. Higher selling and marketing spending to drive growth across various businesses was offset by the favorable impact of foreign exchange. The decrease during the first nine months of 2023 also reflects the non-recurrence of 2022 expenses related to the voluntary product recall in the Nutritional segment.

Interest Expense, net

Interest expense, net decreased from $86 million in the third quarter of 2022 to $69 million in the third quarter of 2023 and decreased from $309 million in the first nine months of 2022 to $182 million in the first nine months of 2023. The decreases were due to the favorable impact of higher interest rates on interest income, partially offset by the negative impact of interest rate hedge contracts related to certain fixed-rate debt.

Other (Income) Expense, net

Other income, net decreased from $93 million of income in the third quarter of 2022 to $83 million of income in the third quarter of 2023 and increased from $253 million of income in the first nine months of 2022 to $370 million of income in the first nine months of 2023. The third quarter and the first nine months of 2023 reflect higher income in 2023 related to the non-service cost components of net pension and post-retirement medical benefit costs. In the third quarter of 2023, the decline in Other income, net is due to higher impairment charges related to long term investments that more than offset the increase in income associated with the non-service component of pension and post-retirement medical plans.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2023 and 2022, taxes on earnings include approximately $11 million and $36 million, respectively, in excess tax benefits associated with share-based compensation. In the first nine months of 2023 and 2022, taxes on earnings also include approximately $59 million and $20 million, respectively, of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $55 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

In September 2023, Abbott received a Statutory Notice of Deficiency (SNOD) from the U.S. Internal Revenue Service (IRS) for the 2019 Federal tax year in the amount of $417 million. The primary adjustments proposed in the SNOD relate to the reallocation of income between Abbott’s U.S. entities and its foreign affiliates. Abbott believes that the income reallocation adjustments proposed in the SNOD are without merit, in part because certain adjustments contradict methods that were agreed to with the IRS in prior audit periods. The SNOD also contains other proposed adjustments that Abbott believes are erroneous and unsupported. Abbott expects to file a petition with the U.S. Tax Court contesting the 2019 SNOD in December of 2023.

Abbott’s 2017 and 2018 Federal tax years are also currently under examination by the IRS with respect to income reallocation issues similar to those included in the 2019 Federal tax year. Abbott intends to vigorously defend its filing positions through ongoing discussions with the IRS, the IRS independent appeals process and/or through litigation as necessary.

Abbott reserves for uncertain tax positions related to unresolved matters with the IRS and other taxing authorities. Abbott continues to believe that its reserves for uncertain tax positions are appropriate.

The Organization for Economic Cooperation & Development (OECD) has proposed a two-pillared plan for a revised international tax system. Pillar 1 proposes to reallocate taxing rights among the jurisdictions in which in-scope multinational corporations operate. Abbott is continuing to analyze the Pillar 1 proposal. Pillar 2 proposes to assess a 15% minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Numerous countries have indicated their intent to adopt the proposal and are drafting legislation to implement the Pillar 2 model rules with a subset of the rules becoming effective January 1, 2024, and the remaining rules becoming effective January 1, 2025, or in later periods. Abbott is also continuing to analyze the Pillar 2 model rules. Implementation of the OECD proposal may have a material impact on Abbott’s Condensed Consolidated Financial Statements in the future.

Liquidity and Capital Resources September 30, 2023 Compared with December 31, 2022

The decrease in cash and cash equivalents from $9.9 billion at December 31, 2022 to $6.7 billion at September 30, 2023 primarily reflects the payment of dividends, the repayment of debt, share repurchases, the cost of business acquisitions and capital expenditures, partially offset by the cash generated from operations in the first nine months of 2023. Working capital was $9.6 billion at September 30, 2023 and $9.7 billion at December 31, 2022. The decrease in working capital in 2023 primarily reflects a decrease in cash and cash equivalents, which was nearly offset by increases in accounts receivables and inventory and decreases in the current portion of long-term debt, accounts payable and other accrued liabilities.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first nine months of 2023 totaled approximately $4.2 billion, a decrease of $3.0 billion from the prior year. The decrease is primarily due to the decline in operating earnings and an increase in cash taxes paid. Net cash from operating activities in 2023 includes $302 million of pension contributions and the payment of cash taxes of approximately $1.180 billion. Net cash from operating activities in 2022 includes $362 million of pension contributions and the payment of cash taxes of approximately $987 million.

On September 27, 2023, Abbott repaid the €1.14 billion outstanding principal amount of its 0.875% Notes upon maturity. The repayment equated to approximately $1.2 billion. In September 2023, Abbott repaid approximately $197 million of debt assumed as part of a recent business acquisition. On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes upon maturity.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. As of September 30, 2023, $2.15 billion of the $5 billion authorization remains available.

At September 30, 2023, Abbott’s long-term debt rating was AA- by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2025.

In the first nine months of 2023, Abbott repurchased approximately 7 million of its common shares for $725 million. As of September 30, 2023, $1.709 billion remains available for repurchase under the share repurchase program authorized by the board of directors in December 2021.

In each of the first three quarters of 2023, Abbott declared a quarterly dividend of $0.51 per share on its common shares, which represents an increase of 8.5 percent over the $0.47 per share dividend declared in each of the first three quarters of 2022.

Business Acquisitions

On September 22, 2023, Abbott completed the acquisition of Bigfoot Biomedical, Inc. (Bigfoot), which will further Abbott's efforts to develop connected solutions for making diabetes management even more personal and precise. The purchase price, the allocation of acquired assets and liabilities, and the revenue and net income contributed by Bigfoot since the date of acquisition are not material to Abbott's condensed consolidated financial statements.

On April 27, 2023, Abbott completed the acquisition of CSI for $20 per common share, which equated to a purchase price of $851 million. The transaction was funded with cash on hand and accounted for as a business combination. CSI's atherectomy system, which is used in treating peripheral and coronary artery disease, adds complementary technologies to Abbott's portfolio of vascular device offerings.

The preliminary allocation of the purchase price of the CSI acquisition resulted in the recording of two non-deductible developed technology intangible assets of $305 million; non-deductible in-process research and development of $15 million, which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of approximately $384 million; net deferred tax assets of approximately $31 million and other net assets of approximately $116 million. The goodwill is identifiable to the Medical Devices reportable segment and is attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. Allocation of the purchase price of the acquisition will be finalized when the valuation of assets and liabilities is completed. Revenues and earnings of CSI included in Abbott's consolidated financial statements since the acquisition date are not material to Abbott's consolidated revenue and earnings. If the acquisition of CSI had taken place as of the beginning of 2022, consolidated net sales and earnings would not have been significantly different from reported amounts.

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

PART I. FINANCIAL INFORMATION

Item 4.     Controls and Procedures

(a)Evaluation of disclosure controls and procedures. The Chief Executive Officer, Robert B. Ford, and Chief Financial Officer, Philip P. Boudreau, evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting. During the quarter ended September 30, 2023, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	—	(1)	$—	—	$1,709,092,863	(2)
August 1, 2023 - August 31, 2023	—	(1)	—	—	1,709,092,863	(2)
September 1, 2023 - September 30, 2023	—	(1)	—	—	1,709,092,863	(2)
Total	—	(1)	—	—	$1,709,092,863	(2)
______________________________________
1.These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.
2.On December 10, 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott common shares, from time to time.

Item 6.     Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ PHILIP P. BOUDREAU
Philip P. Boudreau
Senior Vice President, Finance and Chief Financial Officer

Date: November 1, 2023