Form 10-K
period 2023-12-31
ABBOTT LABORATORIES
filed 2024-02-16
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
______________________________________________
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_______________________________________________________

For the fiscal year ended December 31, 2023	Commission file number 1-2189
Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (224) 667-6100 (telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	ABT	New York Stock Exchange Chicago Stock Exchange, Inc.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
The aggregate market value of the 1,698,507,928 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories’ most recently completed second fiscal quarter (June 30, 2023), was $185,171,334,310. Abbott has no non-voting common equity. Number of common shares outstanding as of January 31, 2024: 1,735,184,289
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2024 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 15, 2024.

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
•pain and central nervous system products, including Serc™, for the treatment of Ménière’s disease and vestibular vertigo; Brufen™, for the treatment of pain, fever, and inflammation; and Sevedol™, for the treatment of severe migraines; and
•respiratory drugs and vaccines, including the anti-infective clarithromycin (sold under the trademarks Klacid™, Claribid™, and Klaricid™); and Influvac™, an influenza vaccine.
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

Diagnostic Products
These products include a broad line of diagnostic systems and tests manufactured, marketed, and sold worldwide. These products are generally marketed and sold directly to blood banks, hospitals, commercial laboratories, clinics, physicians’ offices, retailers, government agencies, alternate care testing sites, and plasma protein therapeutic companies from Abbott-owned distribution centers, public warehouses or third party distributors.
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
•point-of-care systems, including the i-STAT® and i-STAT® Alinity® and cartridges for testing blood gas, chemistry, electrolytes, coagulation and immunoassay;
•rapid diagnostics lateral flow testing products in the area of infectious diseases such as SARS-CoV-2, including the BinaxNOW® and Panbio® rapid testing platforms, influenza, HIV, hepatitis, and tropical diseases such as malaria and dengue fever; molecular point-of-care testing for HIV, including the m-PIMA® HIV-1/2 Viral Load Test, and for SARS-CoV-2 and influenza A & B, RSV and strep A, including the ID NOW® rapid molecular system; cardiometabolic testing, including Afinion® and Cholestech LDX® platforms and tests; and a toxicology business for drug and alcohol testing; and
•informatics and automation solutions for use in laboratories, including laboratory automation systems such as the GLP systems track™, the RALS® point-of-care solution, and AlinIQ®, a suite of informatics tools and professional services.
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
The principal products included in the Nutritional Products segment are:
•various forms of infant formula and follow-on formula, including Similac®, Similac® 360 Total Care®, Similac Pro-Advance®, Similac® Advance®, Similac® 360 Total Care® Sensitive, Similac® Sensitive, Go & Grow by Similac®, Similac® NeoSure®, Similac® Organic, Similac® Special Care®, Similac Total Comfort®, Similac® Soy Isomil®, Similac® Alimentum®, EleCare®, Gain™, and Grow™;
•adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® Enlive®, Ensure® (with NutriVigor™), Ensure® Max Protein, Ensure® High Protein, Glucerna®, Glucerna® Hunger Smart®, ProSure™, PediaSure®, PediaSure SideKicks®, PediaSure® Peptide, Juven®, Abound™, Pedialyte® and Zone Perfect®; and
•nutritional products used in enteral feeding in health care institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, Freego™ (Enteral Pump) and Freego™ sets, Nepro®, and Vital®.
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
Medical Devices
These products include a broad line of rhythm management, electrophysiology, heart failure, vascular and structural heart devices for the treatment of cardiovascular diseases, and diabetes care products for people with diabetes, as well as neuromodulation devices for the management of chronic pain and movement disorders. Medical devices are manufactured, marketed and sold worldwide. In the United States, depending upon the product, medical devices are generally marketed and sold directly to wholesalers, hospitals, ambulatory surgery centers, physicians’ offices, and distributors from Abbott-owned distribution centers, public warehouses or third party distributors. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.
The principal products included in the Medical Devices segment are:

•rhythm management products, including Assurity MRI® and Endurity MRI® pacemaker systems, and Aveir® single-chamber (VR and AR) and Aveir® dual chamber (DR) leadless pacemaker systems; Ellipse®, Fortify Assura®, and Gallant® implantable cardioverter defibrillators and Gallant and Quadra Assura MP® implantable cardioverter defibrillator with cardiac resynchronization therapy and MultiPoint™ Pacing technology; and Confirm Rx®, Jot Dx® and Assert-IQ® implantable cardiac monitors;
•electrophysiology products, including the TactiFlex® and TactiCath® families of ablation catheters, and FlexAbility® irrigated ablation catheters; EnSite® family of cardiac mapping systems; Agilis® NxT and Swartz™ introducer catheters; the Advisor® HD Grid mapping catheter; and ViewFlex® family of intracardiac echocardiography catheters;
•heart failure related products, including the HeartMate® left ventricular assist device family; the CardioMEMS® HF System pulmonary artery sensor, a heart failure monitoring system; the CentriMag® System, an acute mechanical circulatory support system; and patient self-testing products and services;
•vascular products, including the XIENCE® family of drug-eluting coronary stent systems developed on the Multi-Link Vision® platform; StarClose SE®, Perclose ProGlide® and Perclose ProStyle® vessel closure devices, TREK® coronary balloon dilatation products, Hi-Torque Balance Middleweight Universal II® guidewires, Supera® Peripheral Stent System, a peripheral vascular stent system; Acculink®/Accunet® and Xact®/Emboshield NAV6®, carotid stent systems; the OPTIS® integrated systems with Ultreon™ 1.0 and 2.0 Software, compatible with the Dragonfly OPTIS® and OpStar® imaging catheters and PressureWire® fractional flow reserve measurement systems; the JETi® peripheral thrombectomy systems for clot removal; and Diamondback 360® coronary and peripheral orbital atherectomy systems;
•structural heart products, including MitraClip®, a mitral valve transcatheter edge-to-edge repair system; TriClip®, a tricuspid valve transcatheter edge-to-edge repair system; Epic®, a surgical family of aortic valve and mitral valve replacement devices; Portico® and Navitor® transcatheter aortic heart valves; Regent™ and Masters Series® mechanical heart valves; Amplatzer® PFO occluders; Amplatzer Amulet® occluder devices; and the Tendyne® transcatheter mitral valve replacement system;
•continuous glucose and blood glucose monitoring systems under the FreeStyle® brand such as the FreeStyle Libre® system, including sensors, data management decision software, test strips, and accessories for people with diabetes; and
•neuromodulation products, including spinal cord stimulators Proclaim® Plus and Proclaim® XR recharge-free implantable pulse generators (IPG) and rechargeable Eterna® IPG, each with BurstDR® stimulation, and Proclaim® DRG IPG, a neurostimulation device designed for dorsal root ganglion therapy, for the treatment of chronic pain disorders; and the Infinity® Deep Brain Stimulation System with directional lead technology for the treatment of movement disorders.

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
INFORMATION WITH RESPECT TO ABBOTT’S BUSINESS IN GENERAL
Sources and Availability of Raw Materials
Abbott purchases, in the ordinary course of business, raw materials and supplies essential to Abbott’s operations from numerous suppliers in the United States and around the world. After several years of challenges to the global supply chain caused in part by the COVID-19 pandemic and macroeconomic conditions such as inflationary pressures and labor shortages, Abbott's global supply chain has improved. There have been no recent significant availability problems or supply shortages for raw materials or supplies. A more detailed discussion on the global supply chain challenges and its resulting impact on Abbott’s business is contained in Item 1A. Risk Factors and in the "Financial Review” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Patents, Trademarks, and Licenses
Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott’s products in the United States and countries of interest to Abbott. Abbott owns or has licenses under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 4. These, and various patents that expire during the period 2024 to 2044, in the aggregate, are believed to be of material importance in the operation of Abbott’s business. Abbott believes that no single patent, license, or trademark is material in relation to Abbott’s business as a whole.
Seasonal Aspects, Customers, and Renegotiation
There are no significant seasonal aspects to Abbott’s business. Abbott has no single customer that, if the customer were lost, would have a material adverse effect on Abbott. No material portion of Abbott’s business is subject to renegotiation of profits or termination of contracts at the election of a government.
Environmental Matters
Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal, state, and various other countries’ environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott’s capital and operating expenditures for pollution control in 2023 were not material and are not expected to be material in 2024.
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
As of December 31, 2023, Abbott employed approximately 114,000 people, 69% of whom were employed outside of the U.S. Women represented 47% of Abbott’s U.S. workforce, 46% of its global workforce, and 42% of its managers.

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
Diversity and Inclusion
Abbott is committed to developing a workplace that is inclusive for all. Abbott ties executive compensation to human capital management, including diversity outcomes, to sustain an inclusive culture and the fair and balanced treatment of Abbott’s employees. In 2023, Abbott released the third edition of its diversity, equity, and inclusion report, providing an update on Abbott’s plans, strategies, and actions to fulfill its commitment to develop an inclusive workplace.
Abbott’s employee networks play an important role in building an inclusive culture across all Abbott operations. A corporate officer serves as a sponsor for each of these networks, helping to align their objectives with Abbott’s business strategies. Abbott has ten such networks, which are: Asian Leadership and Cultural Network, Black Business Network, disABILITY Network (supporting employees with disabilities), Early Career Network (supporting early career employees), Flex Network (supporting employees with part-time and flexible schedules), LA VOICE Network (supporting Hispanic and Latino employees), PRIDE (supporting LGBTQ employees), Veterans Network, Women Leaders of Abbott, and Women in STEM. All networks are open to all Abbott employees.
Abbott offers professional development programs, which provide recent college graduates the opportunity to rotate through different areas of Abbott, often with the chance to work outside their home country. In 2023, 58% of the participants were women. Also, Abbott hosts hundreds of college students for paid internships. In 2023, 59% of the U.S. interns were women and 61% were minorities. Further, Abbott has offered a STEM internship program for high school students in the U.S. since 2012 and since 2021, students who complete the program receive a college credit recommendation from the American Council on Education. The program’s objective is to increase the number of students pursuing STEM-related careers and contribute to a more diverse talent pipeline for Abbott. In 2023, 74% of the STEM interns were women and 84% were minorities.
Health and Safety
The health, safety and wellness of its employees is an Abbott priority embedded at every level of its business. Abbott’s integrated Environmental, Health and Safety organization governs health, safety and wellness at Abbott’s facilities. Abbott also maintains global policies and standards for managing employee health and safety.
Abbott takes a holistic approach to employee well-being. Abbott’s global wellness programs are designed to meet the unique needs of employees across businesses and geographies and offer a wide range of programs, including supporting the emotional, physical, and financial health of employees and their families. For example, for over 20 years, Abbott has annually offered Exercise Across Abbott, which is a four-week physical wellness program that encourages employees to team up with colleagues and track how many minutes they exercise each day. Over 28,000 Abbott employees across 75 countries took part in 2023.
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
During the COVID-19 public health emergency, many pandemic-related products (including diagnostic tests) were authorized by regulators for emergency use during the pandemic. In addition, many governments enacted policies to expedite or promote access to health care in order to slow or stop the spread of the virus. Examples included expansion of telehealth coverages and increased reimbursements for diagnostic testing. The U.S. federal public health emergency expired on May 11, 2023, which has not impacted the availability of the products authorized under the FDA’s Emergency Use Authorizations (EUA). Abbott is actively pursuing the FDA’s customary regulatory approval process for various COVID-19 diagnostic tests, because the FDA could revoke or terminate its EUAs. Abbott will continue to monitor further regulatory actions from relevant U.S. government agencies and assess potential impacts on pandemic-related government policies and product authorizations.
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

Access to human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in many countries. A major focus is cost containment. Efforts to reduce health care costs are also being made in the private sector, notably by health care payors and providers, which have instituted various cost reduction and containment measures. Abbott expects that insurers and providers will continue attempts to reduce the cost or utilization of health care products. Many countries control the price of health care products directly or indirectly, through reimbursement, payment, pricing, or coverage limitations. Budgetary pressures on health care payors may also heighten the scope and severity of pricing pressures on Abbott’s products for the foreseeable future. In the United States, the federal government regularly evaluates reimbursement for medical devices, diagnostics, supplies, and other products, as well as the procedures in which these products may be used. The government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Other payment methodology changes have been proposed and implemented from time to time. For example, Medicare implemented a competitive bidding system for certain durable medical equipment (including diabetes products), enteral nutrition products, and supplies. Additionally, the Protecting Access to Medicare Act established a new payment system for clinical laboratory tests in 2018.
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
The regulation of data privacy and security, and the protection of the confidentiality of certain personal information (including patient health information, financial information and other sensitive personal information), is increasing. For example, the European Union, China, various other countries, and various U.S. states (e.g., California, Virginia, and Colorado) have enacted or are considering enacting data protection laws that contain significant compliance obligations and financial penalties for noncompliance. In addition, regulators with general consumer protection authority, such as the Federal Trade Commission and U.S. states Attorneys General, are focused on how consumer data is used by entities in the health care industry. Further, there are regulations of data privacy and security that are specific to health care companies. For example, the U.S. Department of Health and Human Services has issued rules governing the use, disclosure, and security of protected health information, and the FDA has issued further guidance concerning cybersecurity for medical devices. In addition, certain countries have issued or are considering “data localization” laws, which limit companies’ ability to transfer protected data across country borders. Failure to comply with data privacy and security laws and regulations can result in business disruption and enforcement actions, which could include civil or criminal penalties. Transferring and managing protected information will become more challenging as laws and regulations are enacted or amended, and Abbott expects there will be increasing complexity in this area.
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

INTERNET INFORMATION
Copies of Abbott’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge, through Abbott’s investor relations website (www.abbottinvestor.com) as soon as reasonably practicable after Abbott electronically files the material with, or furnishes it to, the Securities and Exchange Commission (the Commission). These reports and other information are also available, free of charge, at www.sec.gov.
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
Abbott’s operations and performance depend on its ability to manage its large and complex global supply chain. While Abbott has taken and will continue to take actions to mitigate the risks of disruptions to its global supply chain, disruptions to it could negatively affect Abbott's results of operations. For example, the COVID-19 pandemic and macroeconomic conditions such as inflationary pressures and labor shortages contributed to global supply chain challenges over the last few years, which adversely impacted the cost and availability of certain raw materials, supplies, and services. A discussion on the global supply chain challenges and its resulting impact on Abbott’s business is contained in the “Financial Review” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
Abbott may acquire other businesses, license rights to technologies or products, form alliances, or dispose of or spin-off businesses, which could cause it to incur significant expenses and could negatively affect profitability.
From time to time, Abbott pursues acquisitions, licensing arrangements, and strategic alliances, or may dispose of or spin-off some of its businesses, as part of its business strategy. Abbott may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If Abbott is successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. Abbott may not be able to integrate acquisitions successfully into its existing business or transition disposed businesses efficiently, and could incur or assume significant debt and unknown or contingent liabilities. Abbott could also experience negative effects on its reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. These effects could cause a deterioration of Abbott’s credit rating, result in increased borrowing costs and interest expense, and decrease liquidity.
Abbott depends on sophisticated information systems and maintains protected personal data, and a significant cybersecurity incident or other disruption affecting these information systems or protected data could have a material adverse effect on Abbott’s business, financial condition and results of operations.
Similar to other large multi-national companies, the size and complexity of the information systems on which Abbott relies for both its infrastructure and products make them susceptible to a cybersecurity incident, breakdown, destruction, loss of data privacy, or other significant disruption. These systems have been and are expected to continue to be the target of malware and other cybersecurity incidents. In addition, third party hacking attempts may cause Abbott’s information systems and related products, protected data, or proprietary information to be compromised or stolen. A significant cybersecurity incident or other disruption could result in adverse consequences, including regulatory inquiries or litigation, increased costs and expenses, manufacturing challenges or disruption, problems with product availability, functionality or safety, damage to customer relations, reputational damage, lost revenue, and fines or penalties.
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

Abbott invests in its information systems and technology and in the protection of its products and data to reduce the risk of a cybersecurity incident or other significant disruption, and monitors its information systems on an ongoing basis for any current or potential cybersecurity threats or vulnerabilities and for changes in technology and the regulatory environment. There can be no assurance that these measures and efforts will prevent future cybersecurity incidents or other significant disruptions to any of the information systems on which Abbott relies or that related product issues will not arise in the future. Similarly, there can be no assurance that third party information technology providers or other partners with whom Abbott contracts will not suffer a significant cybersecurity incident or disruption that impacts Abbott. Any significant cybersecurity incident or other disruption affecting Abbott’s information systems or products could have a material adverse effect on Abbott’s business, financial condition and results of operations.
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
The manufacture of many of Abbott’s products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or the global supply chain, failure to meet product specifications, cybersecurity incidents, natural disasters, and environmental factors. In addition, single suppliers are currently used for certain products and materials. If problems arise during the production of a lot or batch of product, those products may have to be discarded. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. Any of these events could, among other things, lead to increased costs, lost revenue, damage to customer relations, reputational damage, time and expense spent investigating the cause and remediating the problem, if any, a production stoppage at a manufacturing facility, and depending on the cause, similar losses with respect to other lots, batches or products. To the extent Abbott or one of its suppliers or manufacturers experiences significant manufacturing problems, this could have a material adverse effect on Abbott’s revenues and profitability.
Abbott has significant indebtedness, which could adversely affect its business, including decreasing its business flexibility.
As of December 31, 2023, Abbott's consolidated indebtedness was approximately $14.7 billion. This consolidated indebtedness could have the effect, among other things, of reducing Abbott's flexibility to respond to changing business and economic conditions, and reducing funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes.
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
Legal and Regulatory Risks
It is costly for Abbott to comply with numerous governmental regulations and to develop compliant products and processes, and consequences for non-compliance could have a material adverse effect on Abbott's revenues, profitability, cash flows, and financial condition.
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
In addition, no assurance can be given that Abbott will remain in compliance with applicable FDA and other regulatory requirements once approval or marketing authorization has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising and postmarketing reporting, including adverse event reports and field alerts. Many of Abbott’s facilities and procedures and those of Abbott’s suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Abbott must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions for non-compliance include warning letters, fines, damages, injunctions, civil penalties, recalls, consent decrees, seizures of Abbott’s products, and civil litigation and/or criminal prosecution.
These actions could result in, among other things, substantial modifications to Abbott’s business practices and operations; refunds, recalls, or seizures of Abbott’s products; a total or partial shutdown of production in one or more facilities while Abbott or Abbott’s suppliers remedy any actual or potential issues; the inability to obtain future pre-market approvals or marketing authorizations; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Abbott’s business and have a material adverse effect on Abbott’s revenues, profitability, cash flows, and financial condition. For information on Abbott’s voluntary recall in February 2022 of certain powder infant formula products manufactured at its facility in Sturgis, Michigan, the manufacturing stoppage at such facility, and the consent decree that Abbott entered into with the FDA on May 16, 2022, see the discussion in the “Financial Review” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
Laws and regulations affecting government benefit programs could impose new obligations on Abbott, require Abbott to change its business practices, and restrict its operations, which could result in a material adverse effect on Abbott's revenues, profitability, and financial condition.
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
Economic, Geopolitical and Industry Risks
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
Abbott’s products face intense competition from competitors' products and technological advances. Competitors’ products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than Abbott’s products. Further, the development of new technology, health care products and medicines, and the development of new treatments for disease could significantly change the competitive landscape of the health care industry and negatively impact the demand for certain Abbott products. Abbott cannot predict with certainty the timing or impact of the introduction of competitors’ products and technological advances.
Fluctuation in foreign currency exchange rates has adversely affected and may continue to adversely affect Abbott’s financial statements and its ability to realize projected sales and earnings.
Although Abbott’s financial statements are denominated in U.S. dollars, a significant portion of Abbott’s revenues and costs are realized in other currencies. Sales outside of the United States in 2023 made up approximately 61 percent of Abbott’s net sales. Abbott’s profitability is affected by movement of the U.S. dollar against other currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of Abbott’s assets and liabilities, as well as its cash flows. Some foreign currencies are subject to government exchange controls. While Abbott enters into hedging arrangements to mitigate some of its foreign currency exposure, Abbott cannot predict with any certainty changes in foreign currency exchange rates or its ability to mitigate these risks.
Information on the impact of foreign exchange rates on Abbott’s financial results is contained in the “Financial Review — Results of Operations” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report. A discussion of the steps taken to mitigate the impact of foreign exchange is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this report. Information on Abbott’s hedging arrangements is contained in Note 12 to the consolidated financial statements in this report.
Adverse changes in tax laws, regulations and interpretations, both in the U.S. and internationally, could have a material adverse effect on Abbott’s effective tax rate, financial condition and results of operations.
Abbott is a large, global corporation, and changes in tax laws, regulations or interpretations could adversely affect Abbott’s overall tax liabilities. Changes in tax laws, regulations or interpretations, both in the U.S. and internationally, such as the two-pillared plan proposed by the Organization for Economic Cooperation & Development (OECD), could materially adversely affect Abbott’s effective tax rate, financial condition and results of operations. A discussion on the OECD proposals and their potential impact on Abbott’s business in the future is contained in the “Financial Review” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report. Abbott is unable to predict what changes to the tax laws of the U.S. or other jurisdictions may be proposed or enacted in the future or what impact such changes would have on its business.
Deterioration in the economic condition and credit quality of certain countries may negatively affect Abbott’s results of operations.
Unfavorable economic conditions in certain countries may increase the time it takes to collect outstanding trade receivables or inhibit Abbott's ability to best utilize its cash. Financial instability and fiscal deficits in these countries may result in additional austerity measures to reduce costs, including health care. Deterioration in the quality of sovereign debt, including credit downgrades, could increase Abbott’s collection risk where a significant amount of Abbott’s receivables in these countries are with governmental health care systems or where Abbott’s customers depend on payment by government health care systems.
Abbott is subject to risks related to public health crises, such as widespread outbreaks of infectious diseases like the COVID-19 pandemic, which had a material effect on Abbott’s business, financial condition and results of operations.
As a global healthcare company, public health crises, such as the widespread outbreaks of infectious diseases like the COVID-19 pandemic, may negatively impact certain Abbott's operations. Health concerns and significant changes in political or economic conditions caused by such outbreaks can cause, and during the COVID-19 pandemic caused, significant reductions in demand for certain products, increased difficulty in serving customers, disruptions to manufacturing and supply chains, and negative effects on certain of Abbott’s operations as well as the operations of its suppliers, distributors and other third-party partners. Furthermore, such widespread outbreaks may impact, and during the COVID-19 pandemic impacted, the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, inflation rates, foreign currency exchange rates, and interest rates. In addition, the COVID-19 pandemic contributed to global supply chain disruptions, which adversely impacted the cost and availability of certain raw materials, supplies, and services.

With regard to COVID-19 diagnostic testing, the FDA issued Emergency Use Authorizations (EUA) for several COVID‑19 related products in 2020 and 2021, including Abbott diagnostic tests. EUAs are authorized pursuant to an EUA Declaration under the U.S. Food, Drug, and Cosmetic Act and remain in effect until the Secretary of the U.S. Department of Health and Human Services terminates the EUA Declaration or unless sooner terminated or revoked. Abbott is actively pursuing the FDA’s customary regulatory approval process for various COVID-19 diagnostic tests, which has uncertainty as discussed in “Abbott is subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes.” in “Legal and Regulatory Risks” under “Item 1A. Risk Factors.” The U.S. federal public health emergency (PHE) expired on May 11, 2023, which has not impacted the availability of the products authorized under the EUAs. Abbott will continue to monitor further regulatory actions from relevant U.S. government agencies and assess potential impacts on pandemic-related government policies and product authorizations. Further, the COVID-19 pandemic has shifted to an endemic state, resulting in significantly lower demand for COVID-19 tests.
A more detailed discussion on the impact that the COVID-19 pandemic had on Abbott’s business is contained in the “Financial Review” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
The international nature of Abbott’s business subjects it to additional business risks that may cause its revenue and profitability to decline.
Abbott’s business is subject to risks associated with managing a global supply chain and doing business internationally. Sales outside of the United States in 2023 made up approximately 61 percent of Abbott’s net sales. Additional risks associated with Abbott’s international operations include:
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
•geopolitical and economic instability, including sovereign debt issues;
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
•changes in the rate of inflation (including the cost of raw materials, labor, commodities, and supplies), interest rates, market value of Abbott’s equity investments, and the performance of investments held by Abbott or Abbott’s employee benefit trusts;

•changes in the creditworthiness of counterparties that transact business with or provide services to Abbott or Abbott’s employee benefit trusts;
•changes in business, economic, and geopolitical conditions, including: war, political instability, terrorist attacks, the threat of future terrorist activity and related military action; global climate change, extreme weather and natural disasters; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and pressure from third-party interest groups;
•changes in Abbott’s business units and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, and changing product mix;
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
Many of these factors may manifest individually or collectively, such as Russia’s invasion of Ukraine which resulted in political instability, sanctions, economic and currency volatility, inflation and other operational and supply disruptions. To date, Abbott has been able to manage these disruptions without material impact to its results of operations. However, it is difficult to predict the future implications and consequences of the situation on local, regional or global economies and Abbott’s operations. There could be additional sanctions, economic volatility, cybersecurity threats, political instability, transportation and other supply disruptions, as well as collection default or liquidity risks or limited availability of resources to conduct essential business processes that could have a material adverse impact to Abbott’s operations and financial condition. The resolution and long-term impact of this matter are uncertain and difficult to predict.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements that are based on management’s current expectations, estimates, and projections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “could,” “may,” variations of these words, and similar expressions are intended to identify these forward-looking statements. Certain factors, including but not limited to those identified under “Item 1A. Risk Factors” of this Form 10-K, may cause actual results to differ materially from current expectations, estimates, projections, forecasts, and from past results. No assurance can be made that any expectation, estimate, or projection contained in a forward-looking statement will be achieved or will not be affected by the factors cited above or other unknown or future events. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments, except as required by law.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Abbott’s cybersecurity risk management process is designed to identify and assess internal and external cybersecurity threats and vulnerabilities to and within Abbott’s business and operations, and analyze and prioritize risks from cybersecurity threats to inform strategies and action plans aimed at mitigating and managing these risks.
Abbott’s cybersecurity program utilizes a variety of technical and process controls that are designed to identify, protect against, detect, respond to, and recover from cybersecurity threats, including:
•dedicated cybersecurity professionals who are responsible for analyzing cybersecurity threats, defining cybersecurity policy and requirements, implementing protections, and monitoring and responding to cybersecurity incidents;
•periodic cybersecurity awareness training for relevant employees and contractors on Abbott policies and emerging cybersecurity threats, including phishing awareness training;
•internal and third party cybersecurity testing, including penetration testing of Abbott’s information systems and hardware;

•cybersecurity risk assessments for Abbott’s systems and applications;
•cybersecurity monitoring and response processes intended to identify, assess, escalate, investigate, contain, and remediate incidents; and
•disaster recovery plans.
In addition, risks from cybersecurity threats are integrated into Abbott’s enterprise risk management (ERM) program. The ERM program establishes a risk management framework that seeks to identify and assess risks that could materially impact Abbott’s business and operations.
As part of Abbott’s cybersecurity program, Abbott regularly engages with assessors and third party advisers to perform various services, including assessments of process design and operating effectiveness; security testing and attestation; periodic assessment of enterprise cybersecurity maturity; industry benchmarking; and thought leadership related to continuous improvement of processes, training, technology, and data.
Abbott’s cybersecurity program also aims to identify and assess cybersecurity risks associated with its use of third party service providers with access to Abbott’s systems and data, as well as such third party service providers’ adherence to certain cybersecurity standards and processes. As appropriate, Abbott requires such third party service providers to agree to be subject to cybersecurity evaluations by Abbott.
A discussion of how Abbott’s business, results of operations, and financial condition could be materially adversely affected by risks from cybersecurity threats is contained in Item 1A. Risk Factors under “Abbott depends on sophisticated information systems and maintains protected personal data, and a significant cybersecurity incident or other disruption affecting these information systems or protected personal data could have a material adverse effect on Abbott’s business, financial condition and results of operations."
Governance
The board of directors has risk oversight responsibility for Abbott, which it administers directly and with assistance from its committees. Throughout the year, the board and its committees engage with management to discuss a wide range of enterprise risks.
The audit committee assists the board of directors in fulfilling its oversight responsibilities with respect to ERM, including risks from cybersecurity threats, and the steps management has taken to monitor and mitigate those risks. The audit committee receives reports semiannually from Abbott’s Chief Information Officer (CIO) and Chief Information Security Officer (CISO) on Abbott’s cybersecurity strategy and program. In addition, the audit committee conducts an annual review of the ERM process, including the program structure, risk assessment, and risk mitigation.
The public policy committee assists the board of directors in fulfilling its oversight responsibility with respect to product cybersecurity, and receives reports at least annually on this topic from the CIO and CISO.
The CISO leads Abbott’s cybersecurity strategy and program and its cybersecurity and privacy incident response team that is responsible for monitoring the detection of cybersecurity incidents and executing Abbott’s cybersecurity incident response process, as needed. Pursuant to the process, the team is responsible for the investigation and resolution of cybersecurity incidents, including reporting to an Abbott senior management-level committee on detection, mitigation, and remediation of significant cybersecurity incidents. The CISO reports to the CIO, who has overall responsibility for the cybersecurity program and organization.
Abbott has two cross-functional senior management-level committees that assess Abbott’s material risks from cybersecurity threats – one that oversees Abbott’s cybersecurity program and another that oversees the cybersecurity incident response process.
The CISO has extensive technology work experience, having served in various roles in risk management, including information security audit and assessments, developing cybersecurity strategy/programs for enterprise and product security, and cybersecurity operations focused on identification, mitigation and response to cybersecurity threats. The CISO has also held leadership positions in several health sector industry organizations developing cybersecurity standards and best practices.
The CIO has extensive technology work experience at S&P 100 companies overseeing and executing technology strategies in complex, global, highly matrixed environments. The CIO provides executive leadership on technology strategy, policy, and capabilities across the Abbott enterprise.

ITEM 2. PROPERTIES
As of December 31, 2023, Abbott owned or leased properties totaling approximately 44 million square feet, of which approximately 65% is owned by Abbott. Abbott’s principal corporate offices are located in Illinois and are owned by Abbott.
Abbott operates 90 manufacturing facilities globally. Abbott’s facilities are deemed suitable and provide adequate productive capacity. The manufacturing facilities are used by Abbott’s reportable segments as follows:

Reportable Segments	Manufacturing Sites
Medical Devices	31
Diagnostic Products	21
Established Pharmaceutical Products	24
Nutritional Products	14
Worldwide Total	90
Abbott’s research and development facilities in the United States are primarily located in California, Illinois, Minnesota, New Jersey, and Ohio. Abbott also has research and development facilities in various other countries, including Colombia, India, Singapore, Spain, and the United Kingdom.
There are no material encumbrances on the properties.

ITEM 3. LEGAL PROCEEDINGS
Abbott is involved in various claims, legal proceedings, and investigations, including (as of January 31, 2024) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.
Abbott is a defendant in numerous lawsuits involving certain of its specialty infant formula products administered to preterm infants. The lawsuits allege that preterm infants developed necrotizing enterocolitis as a result of being administered a cow’s milk-based preterm infant formula product, which resulted in personal injuries or death. As of January 31, 2024, there were 993 lawsuits pending in federal and state courts in which Abbott is a party. The plaintiffs seek various damages, including punitive damages. In April 2022, the U.S. Judicial Panel on Multidistrict Litigation ordered all federal court cases consolidated for pretrial purposes in the U.S. District Court for the Northern District of Illinois. In addition, in December 2021, a purported class of Canadian preterm infants filed suit in British Columbia and, in October 2022, a purported class of Israeli preterm infants filed suit in Tel Aviv, both of which make similar allegations as those made in the United States against Abbott. These plaintiffs seek various damages. In January 2024, the Israeli lawsuit was dismissed without prejudice. Many of the lawsuits name another infant formula manufacturer as a co-defendant.
In June and July 2021, DexCom, Inc. (DexCom) initiated patent infringement litigation against Abbott over certain of Abbott's continuous glucose monitoring products, including those under the FreeStyle brand, in the U.S. District Court for the Eastern District of Texas and in the Regional Court of Mannheim in Germany. In both jurisdictions, DexCom seeks injunctive relief and monetary damages. In all cases, Abbott asserts that it has a license to each of Dexcom' s asserted patents and that the patents are invalid and not infringed. In July 2021, Abbott sued DexCom for patent infringement over certain of DexCom’s continuous glucose monitoring products in the U.S. District Court for the District of Delaware, the Regional Courts of Mannheim and Dusseldorf in Germany, and the High Court of Justice in the United Kingdom. Abbott seeks injunctive relief and monetary damages. In December 2021, Abbott filed a breach of contract suit against DexCom in the U.S. District Court for the District of Delaware alleging that DexCom breached the parties' 2014 Settlement and License Agreement by asserting infringement of patents against Abbott that DexCom previously licensed to Abbott. In July 2023, Abbott was found to have a license to certain of DexCom’s patents in Abbott’s breach of contract suit. In November 2023, the U.S. Patent and Trademark Office found some of DexCom’s asserted patent claims invalid. Throughout 2023, Abbott and DexCom filed additional patent infringement actions in the U.S., Germany, the U.K., Spain, and the Unified Patent Court. DexCom’s first U.S. patent infringement trial on its remaining claims is scheduled for March 2025. Abbott’s first U.S. patent infringement trial against DexCom is scheduled for March 2024.
In November 2022, Abbott learned that the United States Department of Justice, through the United States Attorney’s Office for the Western District of Michigan, is conducting a criminal investigation related to Abbott’s manufacturing of infant formula. In December 2022, Abbott received a subpoena from the Enforcement Division of the Commission requesting information relating to Abbott’s powder infant formula business and related public disclosures. In January 2023, Abbott received a civil investigative demand from the United States Federal Trade Commission seeking information in connection with its investigation of companies who participate in bids for Women, Infants, and Children infant formula contracts. In addition, multiple civil lawsuits have been filed against Abbott relating to Abbott’s manufacturing of certain powder infant formula products.
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
Abbott’s executive officers, their ages as of February 16, 2024, and the dates of their first election as officers of Abbott are listed below. The executive officers’ principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any executive officers or directors.
Robert B. Ford, 50
2021 to present — Chairman of the Board and Chief Executive Officer, and Director.
2020 to 2021 — President and Chief Executive Officer, and Director.
2018 to 2020 — President and Chief Operating Officer, and Director since 2019.
2015 to 2018 — Executive Vice President, Medical Devices.
Elected Corporate Officer — 2008.
Hubert L. Allen, 58
2013 to present — Executive Vice President, General Counsel and Secretary.
Elected Corporate Officer — 2012.
Lisa D. Earnhardt, 54
2023 to present — Executive Vice President and Group President, Medical Devices.
2019 to 2023 — Executive Vice President, Medical Devices.
2008 to 2019 — President, CEO, and Director, Intersect ENT (a medical technology company focused on developing treatments for ear, nose and throat conditions).
Elected Corporate Officer — 2019.
Robert E. Funck, Jr., 62
2023 to present — Executive Vice President, Finance.
2020 to 2023 — Executive Vice President, Finance and Chief Financial Officer.
2018 to 2020 — Senior Vice President, Finance and Controller.
2013 to 2018 — Vice President, Controller.
Elected Corporate Officer — 2005.
Mary K. Moreland, 57
2019 to present — Executive Vice President, Human Resources.
2013 to 2019 — Divisional Vice President, Compensation, Benefits and HR M&A.
Elected Corporate Officer — 2019.
Louis H. Morrone, 47
2023 to present — Executive Vice President, Core Diagnostics.
2021 to 2023 — Senior Vice President, Rapid Diagnostics.
2017 to 2021 — Vice President, Transfusion Medicine.
Elected Corporate Officer — 2017.

Daniel Salvadori, 45
2021 to present — Executive Vice President and Group President, Established Pharmaceuticals and Nutritional Products.
2017 to 2021 — Executive Vice President, Nutritional Products.
Elected Corporate Officer — 2014.
Andrea Wainer, 55
2019 to present — Executive Vice President, Rapid and Molecular Diagnostics.
2015 to 2019 — Vice President, Molecular Diagnostics.
Elected Corporate Officer — 2015.
Philip P. Boudreau, 51
2023 to present — Senior Vice President, Finance and Chief Financial Officer.
2020 to 2023 — Vice President, Finance and Controller.
2017 to 2020 — Divisional Vice President, Controller, Medical Devices.
Elected Corporate Officer — 2020.
John A. McCoy, Jr., 54
2023 to present — Vice President, Finance and Controller.
2021 to 2023 — Vice President, Treasurer.
2018 to 2021 — Divisional Vice President, Controller, Rapid Diagnostics.
Elected Corporate Officer — 2021.

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
Shareholders
There were 32,449 shareholders of record of Abbott common shares as of January 31, 2024.
Tax Information for Shareholders
The Illinois Department of Commerce and Economic Opportunity (DCEO) has designated Abbott as an Illinois High Impact Business (HIB) through June 2043. Dividends paid by a corporation that is designated as a HIB and conducts business in a foreign trade zone may be eligible for a subtraction from base income for Illinois income tax purposes. Abbott certified that the HIB requirements were met for the calendar year ending December 31, 2023.
If you have any questions, please contact your tax advisor.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 — October 31, 2023	—	(1)	$—	—	$1,709,092,863	(2)
November 1, 2023 — November 30, 2023	—	(1)	$—	—	$1,709,092,863	(2)
December 1, 2023 — December 31, 2023	2,772,057	(1)	$108.223	2,772,057	$1,409,092,884	(2)
Total	2,772,057	(1)	$108.223	2,772,057	$1,409,092,884	(2)
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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Review
Abbott’s revenues are derived primarily from the sale of a broad line of health care products, which include medical devices, diagnostic testing products, nutritional products and branded generic pharmaceuticals. These products are sold under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and the measurement of net sales and costs is impacted by foreign currency translation. Sales in international markets comprise 61 percent of consolidated net sales.
Over the period from 2020 through 2023, the coronavirus (COVID-19) pandemic affected Abbott’s diversified health care businesses in various ways. Abbott’s Diagnostics segment experienced the most significant change in sales from 2020 to 2023 as a result of the COVID-19 pandemic. (The Diagnostics segment includes the Rapid Diagnostics, Core Laboratory Diagnostics, Molecular Diagnostics and Point of Care Diagnostics businesses.) After mobilizing its teams across multiple fronts in 2020 and 2021, Abbott developed and launched multiple types of new diagnostic tests to detect COVID-19. Tests were launched in the U.S. pursuant to Emergency Use Authorizations (EUA) and in countries outside of the U.S. pursuant to CE Marks.
During the pandemic, COVID-19 testing-related sales grew to 17.8 percent and 19.2 percent of Abbott's sales in 2021 and 2022, respectively. Abbott’s COVID-19 testing-related sales totaled approximately $7.7 billion in 2021 and $8.4 billion in 2022, led by sales related to Abbott’s BinaxNOW, Panbio and ID NOW rapid testing platforms. Demand for COVID-19 tests was volatile during the pandemic as the number of COVID-19 cases, especially in the U.S., fluctuated during this period.
In 2023, the pandemic shifted to an endemic state and the U.S. federal public health emergency expired, resulting in significantly lower demand for COVID-19 tests. In 2023, Abbott’s COVID-19 testing-related sales totaled approximately $1.6 billion, of which $730 million occurred in the first quarter of 2023. Demand for COVID-19 tests is expected to continue to be unpredictable in 2024.
With respect to other products sold by the Diagnostics segment, demand for routine diagnostic testing generally fluctuated throughout the pandemic with changes in the number of COVID-19 cases in various geographic regions. Across Abbott’s cardiovascular and neuromodulation businesses, procedure volumes were negatively impacted during the pandemic by surges of COVID-19 in various geographies as well as intermittent COVID-19 lockdown restrictions and healthcare staffing challenges. Despite such challenges, overall volume trends improved in several cardiovascular businesses and in routine diagnostic testing in 2022 and that growth continued in 2023. While Abbott’s branded generic pharmaceuticals business was also negatively affected by the pandemic in 2020 as COVID-19 spread across emerging market countries, volumes recovered and grew over the 2021 to 2023 period. Abbott’s nutritional and diabetes care businesses were the least affected by the pandemic.
While Abbott’s total sales over the last three years were most significantly affected by the impacts of the COVID-19 pandemic, sales over this period also reflect the introduction of new products across various businesses, as well as higher sales of various existing products. Sales in emerging markets, which represent approximately 38 percent of total company sales, increased 5.4 percent in 2023 and 5.6 percent in 2022, excluding the impact of foreign exchange. (Emerging markets include all countries, except the United States, Japan, Canada, Australia, New Zealand and Western European countries.)
In U.S. Pediatric Nutritionals, Abbott initiated a voluntary recall in February 2022 of certain infant powder formula products manufactured at its facility in Sturgis, Michigan and stopped production at the facility. On May 16, 2022, Abbott entered into a consent decree with the U.S. Food and Drug Administration (FDA) on the steps necessary to resume production and maintain the Sturgis facility and operations. On July 1, 2022, Abbott restarted partial production at the facility beginning with its specialty formula EleCare® and metabolic formulas. Subsequently, Abbott restarted Similac® production. The consent decree does not affect any other Abbott plants or operations.
In 2022, Abbott took various actions to mitigate the impact of the recall on the supply of formula in the U.S. The 2022 actions included the shipment of infant formula powder into the U.S. from Abbott's FDA-registered facility in Ireland; prioritization of infant formula production at its Columbus, Ohio facility; conversion of other liquid manufacturing lines into manufacturing Similac liquid ready-to-feed product; increased production of powder infant formula at its Casa Grande, Arizona manufacturing site; and importation of product from its facility in Spain as permitted by the FDA.
In 2023, as Abbott's production of infant formula increased in the U.S., Abbott made progress toward recovering market share in this business. In the fourth quarter of 2023, Abbott returned to having the market-leading position in the U.S., as measured on a volume basis.

Over the last three years, Abbott’s operating margin as a percentage of sales decreased from 19.6 percent in 2021 to 19.2 percent in 2022 and 16.2 percent in 2023. The decrease in 2023 from 2021 reflects the unfavorable effects of lower COVID-19 testing-related sales, foreign exchange, and higher costs for various manufacturing inputs. The decrease in 2022 from 2021 reflects the impact of the voluntary infant product recall and manufacturing stoppage in U.S. Pediatric Nutritionals and the impact of inflation and supply chain challenges on various manufacturing inputs and transportation costs across Abbott's businesses. In both 2023 and 2022, these unfavorable effects were partially offset by the favorable impact of margin improvement initiatives.
While Abbott experienced availability issues with some services and materials used in its products over the last three years, Abbott was able to manage the various supply chain challenges without significant supply disruption or shortage for services, raw materials and supplies. While Abbott experienced inflationary pressures on various raw materials, packaging materials and transportation costs over the last three years, the impact of such cost increases was partially mitigated by price increases in certain businesses and the impact of continued gross margin improvement initiatives.
With respect to the performance of each reportable segment over the last three years, sales in the Medical Devices segment, excluding the impact of foreign exchange, increased 15.1 percent in 2023 and 8.1 percent in 2022. The sales increases in 2023 and 2022 were driven by growth in Diabetes Care, Electrophysiology, Heart Failure, and Structural Heart. The 2023 increase was also driven by growth in Neuromodulation sales.
In 2023, operating earnings for the Medical Devices segment increased 19.6 percent. The operating margin profile for the Medical Devices segment decreased from 31.3 percent in 2021 to 30.0 percent in 2022 and then increased to 31.4 percent in 2023. The decrease in 2022 from 2021 reflects various factors, including the impacts of inflationary pressures and supply chain challenges related to various manufacturing inputs and processes. The increase in 2023 from 2022 reflects the impact of higher sales volumes across the Medical Devices businesses.
In 2023, key product approvals in the Medical Devices segment included:
•FDA clearance for Navitor, Abbott's second-generation transcatheter aortic valve implantation system to treat people with severe aortic stenosis who are at high or extreme risk for open-heart surgery,
•FDA clearance of Abbott's Freestyle Libre continuous glucose monitoring system for integration with automated insulin delivery systems,
•FDA approval of Abbott's Epic® Max stented tissue valve to treat people with aortic regurgitation or stenosis,
•FDA approval of Abbott’s TactiFlex® Ablation Catheter, Sensor Enabled™, the world's first ablation catheter with a flexible electrode tip and contact force sensing technology to treat patients with atrial fibrillation,
•FDA approval of Abbott’s AVEIR™ dual-chamber leadless pacemaker system, the world's first dual chamber leadless pacing system that treats people with abnormal or slow heart rhythms, and
•CE Mark for Abbott’s AVEIR single-chamber leadless pacemaker.
In Abbott’s Diagnostics segment, sales decreased 38.2 percent in 2023 and increased 10.4 percent in 2022, excluding the impact of foreign exchange. As was discussed above, the 2023 sales decrease was driven by lower demand for Abbott's COVID-19 tests, partially offset by higher routine diagnostics testing in the core laboratory business. The 2022 sales growth was driven by demand for Abbott's portfolio of rapid diagnostics tests for COVID-19 and higher routine diagnostics testing in the core laboratory business, partially offset by lower demand for Abbott’s laboratory-based tests for COVID-19 in the molecular diagnostics business.
In 2023, operating earnings for the Diagnostics segment decreased 63.4 percent. The operating margin profile decreased from 40.2 percent in 2021 to 24.4 percent in 2023 primarily due to lower demand for Abbott's COVID-19 tests.
Abbott has regulatory approvals in the U.S., Europe, China, and other markets for the “Alinity c” and “Alinity i” instruments and has continued to build out its test menu for clinical chemistry and immunoassay diagnostics. Abbott has obtained regulatory approval for the “Alinity h” system for hematology in the U.S., Europe, Japan and other regions. Abbott has also obtained regulatory approvals in the U.S., Europe and other markets for the “Alinity s” (blood screening) and “Alinity m” (molecular) instruments and several testing assays. In the fourth quarter of 2023, Abbott received FDA approval of its new laboratory automation system, GLP systems Track™, to help laboratories optimize the performance and safety of diagnostics testing.

In Abbott’s Nutritional Products segment, total pediatric nutrition sales, excluding the impact of foreign exchange, increased 14.8 percent in 2023, which includes market share recovery in the U.S. infant formula business following the voluntary recall of certain products in the prior year. In 2022, pediatric nutrition sales decreased 16.6 percent as a result of the voluntary recall and manufacturing stoppage discussed above, as well as challenging market dynamics in China. In December 2022, Abbott initiated steps to exit its pediatric nutrition business in China. Excluding the impact of foreign exchange, total adult nutrition sales increased 8.8 percent in 2023 and 4.8 percent in 2022, led by the continued growth of Abbott's Ensure® and Glucerna® products across several countries.
In 2023, operating earnings for the Nutritional Products segment increased 88.9 percent compared to 2022. Operating margins for this segment decreased from 21.3 percent in 2021 to 9.5 percent in 2022 and then increased to 16.4 percent in 2023. The decrease in 2022 was driven by the impact of the voluntary infant product recall and manufacturing stoppage as well as higher manufacturing and distribution costs, including commodity prices, partially offset by the impact of gross margin improvement initiatives. The increase in 2023 reflects the favorable effects of higher sales and a continued focus on gross margin improvement initiatives, partially offset by higher commodity and other costs.
The Established Pharmaceutical Products segment focuses on the sale of its products in emerging markets. Excluding the impact of foreign exchange, Established Pharmaceutical sales increased 10.9 percent in 2023 and 10.6 percent in 2022. The sales increases in 2023 and 2022 reflect higher sales in several geographies including India, Vietnam, and Brazil. In 2023, operating earnings for the Established Pharmaceutical Products segment increased 15.0 percent. Operating margins increased from 18.8 percent in 2021 to 23.8 percent in 2023 primarily due to the impact of gross margin improvement initiatives and higher sales, partially offset by inflation on various product inputs.
With respect to Abbott’s financial position, at December 31, 2023 and 2022, Abbott’s cash and cash equivalents and short-term investments total approximately $7.3 billion and $10.2 billion, respectively. Abbott’s long-term debt totals $14.7 billion and $16.8 billion at December 31, 2023 and 2022, respectively.
Abbott declared dividends of $2.08 per share in 2023 and $1.92 per share in 2022, an increase of 8.3 percent. Dividends paid totaled $3.556 billion compared to $3.309 billion in 2022. The year-over-year change in the amount of dividends paid reflects the increase in the dividend rate. In December 2023, Abbott increased the company’s quarterly dividend by 7.8 percent to $0.55 per share from $0.51 per share, effective with the dividend paid in February 2024. In December 2022, Abbott increased the company’s quarterly dividend by 8.5 percent to $0.51 per share from $0.47 per share, effective with the dividend paid in February 2023.
On September 22, 2023, Abbott completed the acquisition of Bigfoot Biomedical, Inc. (Bigfoot), which will further Abbott's efforts to develop connected solutions for making diabetes management more personal and precise. On April 27, 2023, Abbott completed the acquisition of Cardiovascular Systems, Inc. (CSI). CSI's atherectomy system, which is used in treating peripheral and coronary artery disease, adds complementary technologies to Abbott's portfolio of vascular device offerings.
In 2024, Abbott will focus on continuing to invest in product development areas that provide the opportunity for strong sustainable growth over the next several years. In its diagnostics business, Abbott's focus will include driving sales growth from its Alinity suite of diagnostics instruments and its portfolio of rapid diagnostic testing systems. In the medical devices business, Abbott will focus on growing recently launched new products and expanding its market position across the various businesses. In its nutritional business, Abbott will continue to focus on driving growth globally and further enhancing its portfolio with the introduction of science-based products and line extensions. In the established pharmaceuticals business, Abbott will continue to focus on growing its business with the depth and breadth of its portfolio in emerging markets.
Critical Accounting Policies
Sales Rebates — In 2023, 49 percent of Abbott’s consolidated gross revenues were subject to various forms of rebates and allowances that Abbott recorded as reductions of revenues at the time of sale. Most of these rebates and allowances in 2023 are in the Nutritional Products and Diabetes Care businesses. Abbott provides rebates to state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from one to six months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2023, 2022, and 2021 amounted to approximately

$3.9 billion per year, or 17.4 percent, 17.6 percent, and 17.5 percent of gross sales, respectively, based on gross sales of approximately $22.7 billion, $22.4 billion, and $22.3 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $227 million in 2023. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $263 million, $280 million, and $268 million for cash discounts in 2023, 2022, and 2021, respectively, and $169 million, $379 million, and $211 million for returns in 2023, 2022, and 2021, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott’s historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.
Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the accruals. In the WIC business, estimates are required for the amount of WIC sales within each state where Abbott holds the WIC contract. The state where the sale is made, which is the determining factor for the applicable rebated price, is reliably determinable. Rebated prices are based on contractually obligated agreements generally lasting a period of two to four years. Except for a change in contract price or a transition period before or after a change in the supplier for the WIC business in a state, accruals are based on historical redemption rates and data from the U.S. Department of Agriculture (USDA) and the states submitting rebate claims. The USDA, which administers the WIC program, has been making its data available for many years. Management also estimates the states' processing lag time based on sales and claims data. Management has access to several large customers' inventory management data, which allows management to make reliable estimates of inventory in the retail distribution channel. At December 31, 2023, Abbott had WIC business in 40 states.
Historically, adjustments to prior years’ rebate accruals have not been material to net earnings. Abbott employs various techniques to verify the accuracy of claims submitted to it, and where possible, works with the organizations submitting claims to gain insight into changes that might affect the rebate amounts. For government agency programs, the calculation of a rebate involves interpretations of relevant regulations, which are subject to challenge or change in interpretation.
Income Taxes — Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items is often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. In accordance with the accounting rules relating to the measurement of tax contingencies, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Application of these rules requires a significant amount of judgment. In the U.S., Abbott’s federal income tax returns through 2016 were settled as of December 31, 2023. Undistributed foreign earnings remain indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.
Pension and Post-Employment Benefits — Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott’s expected annual rates of change in the cost of health care benefits and are a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for years, can be significant in relation to the obligations and the annual cost recorded for these programs. The net actuarial gains for these plans in 2023 reflect the impact of actual asset returns during the year in excess of expected returns, partially offset by the impact of lower discount rates on the measurement of plan liabilities. At December 31, 2023, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) were net losses of $1.8 billion for Abbott’s defined benefit plans and net losses of $40 million for Abbott’s medical and dental plans. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period.

Valuation of Intangible Assets — Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value at the acquisition date. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott’s critical assumptions and calculations for acquisitions of significant intangibles. Abbott reviews definite-lived intangible assets for impairment each quarter. An undiscounted net cash flows approach is used to test for impairment. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in an impairment occurs. At December 31, 2023, goodwill amounted to $23.7 billion and net intangibles amounted to $8.8 billion. Amortization expense for intangible assets amounted to $2.0 billion per year in 2023, 2022 and 2021. There was no reduction of goodwill relating to impairments in 2023, 2022, and 2021.
Litigation — Abbott accounts for litigation losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 450, “Contingencies.” Under ASC No. 450, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Abbott estimates the range of possible loss to be from approximately $30 million to $45 million for its legal proceedings and environmental exposures. Accruals of approximately $40 million have been recorded at December 31, 2023 for these proceedings and exposures. These accruals represent management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.”

Results of Operations
Sales
The following table details the components of sales growth by reportable segment for the last two years:

		Components of % Change
	Total % Change	Price	Volume	Exchange
Total Net Sales
2023 vs. 2022	(8.1)	2.6	(8.7)	(2.0)
2022 vs. 2021	1.3	(0.3)	6.7	(5.1)

Total U.S.
2023 vs. 2022	(14.8)	1.1	(15.9)	—
2022 vs. 2021	9.0	(0.6)	9.6	—

Total International
2023 vs. 2022	(3.3)	3.7	(3.5)	(3.5)
2022 vs. 2021	(3.5)	—	4.7	(8.2)

Established Pharmaceutical Products Segment
2023 vs. 2022	3.1	6.0	4.9	(7.8)
2022 vs. 2021	4.1	3.7	6.9	(6.5)

Nutritional Products Segment
2023 vs. 2022	9.3	11.4	0.2	(2.3)
2022 vs. 2021	(10.1)	7.4	(13.6)	(3.9)

Diagnostic Products Segment
2023 vs. 2022	(39.4)	(0.9)	(37.3)	(1.2)
2022 vs. 2021	6.0	(5.5)	15.9	(4.4)

Medical Devices Segment
2023 vs. 2022	14.1	1.0	14.1	(1.0)
2022 vs. 2021	2.2	(0.2)	8.3	(5.9)
The decrease in total net sales in 2023 reflects the decline in demand for Abbott’s rapid diagnostic tests to detect COVID-19, partially offset by higher sales in the Medical Devices, Established Pharmaceutical Products and Nutritional Products segments. Abbott’s COVID-19 testing-related sales totaled approximately $1.6 billion in 2023, $8.4 billion in 2022 and $7.7 billion in 2021. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 9.2 percent in 2023. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 11.7 percent. Abbott’s net sales in 2023 were unfavorably impacted by changes in foreign exchange rates as the relatively stronger U.S. dollar decreased total international sales by 3.5 percent and total sales by 2.0 percent.
The increase in total net sales in 2022 reflects growth in demand for Abbott’s rapid diagnostic tests to detect COVID-19 as well as growth in the Established Pharmaceutical Products and Medical Devices segments, partially offset by lower Nutritional Products sales. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales decreased 0.3 percent in 2022. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s 2022 total net sales increased 5.1 percent. Abbott’s net sales in 2022 were unfavorably impacted by changes in foreign exchange rates as the relatively stronger U.S. dollar decreased total international sales by 8.2 percent and total sales by 5.1 percent.

The price declines related to the Diagnostic Products segment in 2023 and 2022 primarily reflect lower pricing for COVID-19 tests.
The table below provides detail by sales category for the years ended December 31. Percent changes are versus the prior year and are based on unrounded numbers.

	2023	2022	Total Change	Impact of Exchange	Total Change Excl. Exchange
(dollars in millions)
Total Established Pharmaceuticals —
Key Emerging Markets	$3,807	$3,766	1.1%	(9.2)%	10.3%
Other	1,259	1,146	9.8	(3.0)	12.8

Nutritionals —
International Pediatric Nutritionals	1,957	1,919	2.0	(3.2)	5.2
U.S. Pediatric Nutritionals	1,977	1,562	26.6	—	26.6
International Adult Nutritionals	2,784	2,621	6.2	(4.2)	10.4
U.S. Adult Nutritionals	1,436	1,357	5.8	—	5.8

Diagnostics —
Core Laboratory	5,159	4,888	5.5	(2.9)	8.4
Molecular	574	995	(42.3)	(0.7)	(41.6)
Point of Care	565	525	7.5	(0.2)	7.7
Rapid Diagnostics	3,690	10,061	(63.3)	(0.4)	(62.9)

Medical Devices —
Rhythm Management	2,255	2,119	6.5	(1.0)	7.5
Electrophysiology	2,195	1,927	13.9	(2.0)	15.9
Heart Failure	1,161	1,035	12.1	0.1	12.0
Vascular	2,681	2,483	8.0	(1.3)	9.3
Structural Heart	1,944	1,712	13.6	(0.7)	14.3
Neuromodulation	890	770	15.5	(0.9)	16.4
Diabetes Care	5,761	4,756	21.1	(0.8)	21.9

	2022	2021	Total Change	Impact of Exchange	Total Change Excl. Exchange
(dollars in millions)
Total Established Pharmaceuticals —
Key Emerging Markets	$3,766	$3,565	5.6%	(6.5)%	12.1%
Other	1,146	1,153	(0.6)	(6.7)	6.1

Nutritionals —
International Pediatric Nutritionals	1,919	2,106	(8.9)	(5.0)	(3.9)
U.S. Pediatric Nutritionals	1,562	2,192	(28.7)	—	(28.7)
International Adult Nutritionals	2,621	2,632	(0.4)	(8.0)	7.6
U.S. Adult Nutritionals	1,357	1,364	(0.5)	—	(0.5)

Diagnostics —
Core Laboratory	4,888	5,128	(4.7)	(6.6)	1.9
Molecular	995	1,427	(30.3)	(2.9)	(27.4)
Point of Care	525	536	(2.1)	(1.5)	(0.6)
Rapid Diagnostics	10,061	8,435	19.3	(3.5)	22.8

Medical Devices —
Rhythm Management	2,119	2,198	(3.6)	(5.1)	1.5
Electrophysiology	1,927	1,907	1.1	(6.2)	7.3
Heart Failure	1,035	1,007	2.8	(2.1)	4.9
Vascular	2,483	2,654	(6.4)	(5.4)	(1.0)
Structural Heart	1,712	1,610	6.3	(6.7)	13.0
Neuromodulation	770	781	(1.4)	(2.3)	0.9
Diabetes Care	4,756	4,328	9.9	(7.5)	17.4
________________________________________________________

Notes:	The Acelis Connected Health business was internally transferred from Diagnostic Products to Medical Devices on January 1, 2023. As a result, $115 million of sales in 2022 and $118 million of sales in 2021 were moved from Diagnostic Products to Medical Devices.
In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
Total Established Pharmaceutical Products sales increased 10.9 percent in 2023 and 10.6 percent in 2022, excluding the unfavorable impact of foreign exchange. Excluding the effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 10.3 percent in 2023 and 12.1 percent in 2022, led by growth in several countries and across several therapeutic areas, including cardiometabolic, central nervous system/pain management and respiratory. Other Emerging Markets, excluding the effect of foreign exchange, increased by 12.8 percent in 2023 and 6.1 percent in 2022.
Excluding the impact of foreign exchange, total Nutritional Products sales increased 11.6 percent in 2023 compared to a 6.2 percent decrease in 2022. In U.S. Pediatric Nutritional sales, the 26.6 percent increase in 2023 reflects progress in recovering market share in 2023 following the voluntary recall of certain infant formula products in the first quarter of 2022, as well as the unfavorable 2022 impact of the recall, partially offset by a decrease in 2023 Pedialyte® sales. In 2022, U.S. Pediatric Nutritional sales decreased 28.7 percent as a result of the voluntary recall and production stoppage of certain infant powder formula products, partially offset by increased demand for Abbott’s Pedialyte products.
Excluding the effect of foreign exchange, the 5.2 percent increase in International Pediatric Nutritional sales in 2023 reflects higher sales in Latin America and Canada, partially offset by the impact of exiting the pediatric nutrition business in China. In 2022, the 3.9 percent decrease in International Pediatric Nutritional sales, excluding the effect of foreign exchange, reflects the impact of the challenging market dynamics in the infant category in China, partially offset by higher sales volumes in several countries in Southeast Asia and Latin America.

In 2023 and 2022, U.S. Adult Nutritional sales increased 5.8 percent and decreased 0.5 percent, respectively. The growth in 2023 was led by higher Ensure® and Glucerna® product sales. In 2022, the growth of the Ensure brand was offset by lower sales of other products and the impact of temporarily utilizing liquid manufacturing capacity to manufacture infant formula. In 2023 and 2022, International Adult Nutritionals sales, excluding the effect of foreign exchange, increased 10.4 percent and 7.6 percent, respectively, led by growth of Ensure® and Glucerna® products in various countries.
Excluding the effect of foreign exchange, Diagnostics segment sales decreased 38.2 percent in 2023 and increased 10.4 percent in 2022, driven by changes in demand for COVID-19 tests. Rapid Diagnostics sales decreased 62.9 percent in 2023 and increased 22.8 percent in 2022, excluding the effect of foreign exchange. The decrease in 2023 reflects lower demand for COVID-19 tests across Abbott’s rapid testing platforms. Rapid Diagnostics COVID-19 testing-related sales were $1.5 billion in 2023, $7.9 billion in 2022 and $6.6 billion in 2021.
In 2023, Rapid Diagnostics sales were virtually unchanged, excluding COVID-19 testing-related sales. Rapid Diagnostics sales increased 1.3 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales. Growth in various Rapid Diagnostics products was partially offset by the unfavorable effects of an early 2022 flu season and a later start of the 2023 flu season. In 2022, Rapid Diagnostics sales increased 17.0 percent, excluding COVID-19 testing-related sales, and 20.5 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales. These increases reflect higher sales of ID NOW tests for flu, strep, and respiratory syncytial virus (RSV), as well as growth in various other Rapid Diagnostics products.
In Core Laboratory Diagnostics, sales increased 8.4 percent in 2023 and 1.9 percent in 2022, excluding the effect of foreign exchange. The increases in 2023 and 2022 were due to higher year-over-year volume of routine diagnostic testing performed in hospitals and other laboratories, partially offset by lower test sales for the detection of COVID-19 IgG and IgM antibodies. Core Laboratory Diagnostics COVID-19 testing-related sales on Abbott’s ARCHITECT and Alinity i platforms were $20 million in 2023, $62 million in 2022, and $204 million in 2021. Excluding COVID-19 testing-related sales, Core Laboratory Diagnostics sales increased 6.5 percent in 2023 and decreased 2.0 percent in 2022. Excluding the impact of foreign exchange and COVID-19 testing-related sales, Core Laboratory Diagnostics sales increased 9.4 percent in 2023 and 4.8 percent in 2022.
In Molecular Diagnostics, sales decreased 41.6 percent in 2023 and 27.4 percent in 2022, excluding the effect of foreign exchange. In both years the decreases were driven by lower demand for laboratory-based molecular tests for COVID-19. Molecular Diagnostics COVID-19 testing-related sales were $43 million in 2023, $411 million in 2022 and $891 million in 2021. In 2023, Molecular Diagnostics sales decreased 9.2 percent, excluding COVID-19 testing-related sales, and decreased 8.1 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales. 2023 sales were impacted by lower demand for respiratory testing compared to significantly higher-than-usual demand in 2022. In 2022, Molecular Diagnostics sales increased 9.0 percent, excluding COVID-19 testing-related sales, and 13.8 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.
Excluding the effect of foreign exchange, total Medical Devices sales grew 15.1 percent in 2023 and 8.0 percent in 2022, led by double-digit growth in 2023 in Diabetes Care, Structural Heart, Heart Failure, Neuromodulation and Electrophysiology. Higher Diabetes Care sales were driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, in the U.S. and internationally. FreeStyle Libre sales totaled $5.3 billion in 2023, which reflected a 25.5 percent increase, excluding the effect of foreign exchange, over 2022 when FreeStyle Libre sales totaled $4.3 billion.
In 2022, while procedure volumes across Abbott's cardiovascular and neuromodulation businesses were negatively impacted by surges of COVID-19 in various geographies, as well as intermittent COVID-19 lockdown restrictions in China and healthcare staffing challenges throughout the year, overall volumes improved from 2021 levels.
In 2023, the 15.9 percent increase in Electrophysiology sales, excluding the effect of foreign exchange, primarily reflects higher procedure volumes in the U.S., China, and various European countries. In 2022, Electrophysiology sales increased 7.3 percent, excluding the effect of foreign exchange, due to an increase in procedure volumes and the continued roll‑out of Abbott’s EnSite X® EP System with EnSite Omnipolar Technology (OT), a new cardiac mapping platform available in the U.S., Japan and across Europe.
In Neuromodulation, the 16.4 percent increase in 2023 sales, excluding the effect of foreign exchange, was driven by the recent launch of the Eterna® rechargeable spinal cord stimulation system for the treatment of chronic pain along with market growth compared to the prior year.

In Structural Heart, excluding the effect of foreign exchange, the 14.3 percent and 13.0 percent sales increases in 2023 and 2022, respectively, reflect continued growth of the MitraClip® product as well as various other products, including Amplatzer® Amulet® Left Atrial Appendage Occluder, Navitor®, and TriClip®.
In Vascular, the 9.3 percent increase in 2023 sales, excluding the impact of foreign exchange, reflects the acquisition of CSI on April 27, 2023, as well as double-digit growth in endovascular sales. In 2022, Vascular sales decreased 1.0 percent, excluding the impact of foreign exchange, as higher endovascular sales were offset by the negative effect of lower average selling prices globally on traditional drug eluting stents (DES) and other coronary products and a lower recovery of percutaneous coronary intervention (PCI) procedures which impacted the coronary business.
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
Operating Earnings
Gross profit margins were 50.3 percent of net sales in 2023, 51.5 percent of net sales in 2022, and 52.2 percent of net sales in 2021. The decrease in 2023 reflects the unfavorable effects of lower sales of COVID-19 tests, foreign exchange, and higher costs for various manufacturing inputs, partially offset by the nonrecurrence of the negative impact in 2022 of the voluntary product recall in the Nutritional business and the impact in 2023 of gross margin improvement initiatives. In 2022, the decrease reflected the impact of the voluntary infant product recall and Sturgis manufacturing stoppage, as well as the prioritization of infant formula sales related to the WIC Program in the Nutritional business. The decrease also reflected higher manufacturing and supply chain costs across Abbott's businesses, including inflation, commodities and distribution expenses.
Research and development (R&D) expenses were $2.7 billion in 2023, $2.9 billion in 2022, and $2.7 billion in 2021. The decrease in R&D expense in 2023 was primarily driven by lower restructuring charges, lower impairment charges related to in-process R&D assets acquired in previous business combinations, and other cost reductions. The increase in 2022 versus 2021 primarily reflected higher spending on various projects to advance products in development, as well as a charge related to the impairment of certain in-process R&D intangible assets, partially offset by the favorable impact of foreign exchange.
Selling, general and administrative (SG&A) expenses were $10.9 billion in 2023, $11.2 billion in 2022 and $11.3 billion in 2021. The 2023 decrease reflects the favorable impact of foreign exchange and lower restructuring charges in 2023 as well as the non-recurrence of 2022 expenses related to the voluntary product recall in the Nutritional segment. SG&A expenses were virtually unchanged in 2022 compared to 2021 as higher selling and marketing spending to drive growth was offset by the favorable impact of foreign exchange.
Restructurings
In 2023, Abbott management approved plans to restructure various operations in order to reduce costs in its medical devices, diagnostic, and established pharmaceutical businesses. Abbott recorded employee related severance and other charges of approximately $144 million of which approximately $56 million was recorded in Cost of products sold, approximately $22 million was recorded in Research and development and approximately $66 million was recorded in Selling, general and administrative expenses. In addition, Abbott recognized fixed asset impairment and inventory related charges of approximately $31 million related to these restructuring plans.
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
In 2021, Abbott management approved a restructuring plan related to its Diagnostic Products segment to align its manufacturing network for COVID-19 diagnostic tests with changes in the second quarter of 2021 in projected testing demand driven by several factors, including significant reductions in cases in the U.S. and other major developed countries, the accelerated rollout of COVID-19 vaccines globally and the U.S. health authority’s updated guidance on testing for fully vaccinated individuals. Charges under this plan were recorded in Cost of products sold and totaled $441 million in 2021.
In 2021, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostic, established pharmaceutical, nutritional, and medical device businesses. Abbott recorded employee related severance and other charges of approximately $68 million of which approximately $16 million was recorded in Cost of products sold, approximately $4 million was recorded in Research and development and approximately $48 million was recorded in Selling, general and administrative expenses.
Interest Expense and Interest (Income)
Interest expense, net decreased from $375 million in 2022 to $252 million in 2023. The decrease was due to the favorable impact of higher interest rates on interest income, partially offset by the negative impact of interest rate hedge contracts related to certain fixed-rate debt. Interest expense, net decreased $115 million in 2022 due to the impact of higher interest rates and cash and short-term investment balances on interest income and the repayment of debt in the first quarter of 2022, partially offset by the impact of interest rate hedge contracts related to certain fixed-rate debt.
Other (Income) Expense, net
Other income, net increased from $277 million of income in 2021 and $321 million of income in 2022 to $479 million of income in 2023. Other income, net includes income of approximately $498 million, $406 million, and $270 million in 2023, 2022, and 2021, respectively, related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans. Other income, net also includes equity investment impairments that totaled approximately $39 million in 2023 and $45 million in 2022; in 2023 income from a $42 million reduction in the fair value of contingent consideration related to previous business acquisitions; and a gain on the sale of an equity method investment in 2021.
Taxes on Earnings
Taxes on earnings include approximately $22 million, $43 million and $145 million in excess tax benefits associated with share-based compensation in 2023, 2022 and 2021, respectively. As a result of the resolution of various tax positions related to prior years, taxes on earnings in 2023, 2022 and 2021 also include approximately $80 million and $20 million of net tax expense and $55 million of net tax benefits, respectively.
Exclusive of these discrete items, tax expense was favorably impacted by lower tax rates and tax exemptions on foreign income primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, Costa Rica, Singapore, Malta and Malaysia. Abbott benefits from a combination of favorable statutory tax rules, tax rulings, grants, and exemptions in these tax jurisdictions.
The 2017 U.S. Tax Cuts and Jobs Act (TCJA) includes a one-time transition tax that is based on Abbott’s total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. The tax computation also requires the determination of the amount of post-1986 E&P considered held in cash and other specified assets. As of December 31, 2023, the remaining balance of Abbott’s transition tax obligation related to the TCJA is approximately $598 million, which will be paid over the next three years as allowed by the TCJA. Undistributed foreign earnings remain indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.
In the U.S., Abbott’s federal income tax returns through 2016 are settled. In September 2023, Abbott received a Statutory Notice of Deficiency (SNOD) from the U.S. Internal Revenue Service (IRS) for the 2019 Federal tax year in the amount of $417 million. The primary adjustments proposed in the SNOD relate to the reallocation of income between Abbott’s U.S. entities and its foreign affiliates. Abbott believes that the income reallocation adjustments proposed in the SNOD are without merit, in part because certain adjustments contradict methods that were agreed to with the IRS in prior audit periods. The SNOD also contains other proposed adjustments that Abbott believes are erroneous and unsupported. Abbott filed a petition with the U.S. Tax Court contesting the SNOD in December of 2023.
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

There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which Abbott expects to be individually significant. Reserves for interest and penalties are not significant.
The Organization for Economic Cooperation & Development (OECD) has proposed a two-pillared plan for a revised international tax system. Pillar 1 proposes to reallocate taxing rights among the jurisdictions in which in-scope multinational corporations operate. Abbott is continuing to analyze the Pillar 1 proposal. Pillar 2 proposes to assess a 15 percent minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Numerous countries have enacted legislation to adopt the Pillar 2 model rules with a subset of the rules becoming effective January 1, 2024, and the remaining rules becoming effective January 1, 2025, or in later periods. Abbott is also continuing to analyze the Pillar 2 model rules. Implementation of the OECD proposal may have a material impact on Abbott’s Consolidated Financial Statements in the future.
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
The regulatory requirements for diagnostic products vary across different countries and geographic regions. In the U.S., the FDA classifies diagnostic products into classes (I, II, or III) and the classification determines the regulatory process for approval. While the Diagnostics segment has products in all three classes, the vast majority of its products are categorized as Class I or Class II. Submission of a separate regulatory filing is not required for Class I products. Class II products typically require pre-market notification to the FDA through a regulatory filing known as a 510(k) submission. Most Class III products are subject to the FDA’s Premarket Approval (PMA) requirements. Other Class III products, such as those used to screen blood, require the submission and approval of a Biological License Application (BLA).

In the European Union (EU), diagnostic products are also categorized into different categories and the regulatory process, which had been governed by the European In Vitro Diagnostic Medical Device Directive, depends upon the category, with certain product categories requiring review and approval by an independent company, known as a Notified Body, before the manufacturer can affix a CE mark to the product to declare conformity to the Directive. Other products only require a self-certification process. In 2017, the EU adopted the new In Vitro Diagnostic Regulation (IVDR) which replaced the existing directive in the EU for in vitro diagnostic products and imposed additional premarket and post-market regulatory requirements on manufacturers of such products. In December 2021, the IVDR was amended to extend the regulation’s previous two-year transition period by a range of one to three years, with the transition period extending to May 2027 for certain classes of diagnostic devices. However, the amendment did not delay the date of application of the IVDR itself which took effect on May 26, 2022.
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
In the EU, medical devices are also categorized into different classes and the regulatory process, which had been governed by the European Medical Device Directive and the Active Implantable Medical Device Directive, varies by class. In the second quarter of 2017, the EU adopted the new Medical Devices Regulation (MDR) which replaced the existing directives in the EU for medical devices and imposes additional premarket and post-market regulatory requirements on manufacturers of such products. The MDR applies to manufacturers as of May 26, 2021 with extended transition periods lasting as long as December 31, 2028 depending on the risk classification of the device in the regulation. Each product must bear a CE mark to show compliance with the MDR.
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
Areas of Focus
In 2024 and beyond, Abbott expects to focus on the following areas:
Established Pharmaceuticals — Abbott focuses on building country-specific portfolios made up of high-quality medicines that meet the needs of people in emerging markets. Over the next several years, Abbott plans to expand its product portfolio in key therapeutic areas and biosimilars with the aim of addressing the health needs of more people in emerging markets and being among the first to launch new off-patent and differentiated medicines. In addition, Abbott continues to expand existing brands into new markets, implement product enhancements that provide value to patients and acquire strategic products and technology through licensing activities. Abbott is also actively working on the further development of several key brands such as Creon™, Duphaston™, Femoston™ and Influvac™. Depending on the product, the activities focus on development of new data, markets, formulations, delivery systems, or indications.

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
Core Laboratory Diagnostics — Abbott continues to commercialize its next-generation blood and plasma screening, immunoassay, clinical chemistry and hematology systems, along with assays, including a focus on unmet medical needs, in various areas including infectious disease, cardiac care, metabolics, oncology, and neurologic assays as well as informatics solutions to help optimize diagnostics laboratory performance and automation solutions to increase efficiency in laboratories.
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
Given the diversity of Abbott’s business, its intention to remain a broad-based health care company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years. Factors considered included research and development expenses projected to be incurred for the project over the next year relative to Abbott’s total research and development expenses, as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott’s overall market position. There were no delays in Abbott’s 2023 research and development activities that are expected to have a material impact on operations.
While the aggregate cost to complete the numerous projects currently in development is expected to be material, the total cost to complete will depend upon Abbott’s ability to successfully finish each project, the rate at which each project advances, and the ultimate timing for completion. Given the potential for significant delays and the risk of failure inherent in the development of medical device, diagnostic and pharmaceutical products and technologies, it is not possible to accurately estimate the total cost to complete all projects currently in development. Abbott plans to manage its portfolio of projects to achieve research and development spending that will be competitive in each of the businesses in which it participates, and such spending is targeted at approximately 7 percent of total Abbott sales in 2024. Abbott does not regularly accumulate or make management decisions based on the total expenses incurred for a particular development phase in a given period.

Goodwill
At December 31, 2023, goodwill recorded as a result of business combinations totaled $23.7 billion. Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs, using a quantitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. The income and market approaches are used to calculate the fair value of each reporting unit. The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value.
Financial Condition
Cash Flow
Net cash from operating activities amounted to $7.3 billion, $9.6 billion, and $10.5 billion in 2023, 2022, and 2021, respectively. The decrease in Net cash from operating activities in 2023 as compared to 2022 is primarily due to the decline in operating earnings and increased payments related to accounts payable and accrued liabilities, partially offset by lower expenditures for inventory and lower cash payments for income taxes due to lower earnings. The decrease in Net cash from operating activities in 2022 as compared to 2021 was primarily due to the unfavorable cash flow impact of an increased investment in working capital, partially offset by reduced expenditures related to restructuring actions and lower cash payments for income taxes.
A substantial portion of Abbott’s cash and cash equivalents at December 31, 2023, is held by Abbott affiliates outside of the U.S. If these funds were needed for operations in the U.S., Abbott does not expect to incur significant additional income taxes in the future to repatriate these funds.
Abbott funded $349 million in 2023, $413 million in 2022, and $418 million in 2021 to defined benefit pension plans. Abbott expects pension funding of approximately $350 million in 2024 for its pension plans. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.
Debt and Capital
At December 31, 2023, Abbott’s long-term debt rating was AA- by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.
Abbott has readily available financial resources, including unused lines of credit that support commercial paper borrowing arrangements and provide Abbott with the ability to borrow up to $5 billion on an unsecured basis. The lines of credit as of December 31, 2023 were a part of a Five Year Credit Agreement that Abbott entered into on November 12, 2020. On January 29, 2024, Abbott terminated the 2020 Agreement and entered into a new Five Year Credit Agreement (Revolving Credit Agreement). There were no outstanding borrowings under the 2020 Agreement at the time of its termination. Any borrowings under the Revolving Credit Agreement will mature and be payable on January 29, 2029 and will bear interest, at Abbott’s option, based on either a base rate or Secured Overnight Financing Rate (SOFR) rate, plus an applicable margin based on Abbott’s credit ratings.
As of December 31, 2023, Abbott's total debt outstanding was $14.7 billion, of which approximately $1.1 billion will mature in 2024. Abbott expects to repay the $655 million of notes maturing in 2024 through the use of cash on hand and to refinance the $419 million term loan in 2024.
On November 30, 2023, Abbott repaid the $1.05 billion outstanding principal amount of its 3.40% Notes upon maturity. On September 27, 2023, Abbott repaid the €1.14 billion outstanding principal amount of its 0.875% Notes upon maturity. The euro debt repayment equated to approximately $1.2 billion. In September 2023, Abbott repaid approximately $197 million of debt assumed as part of a recent business acquisition. On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes upon maturity.
In 2021, Abbott repaid approximately $195 million on a short-term facility upon maturity. After the repayment, Abbott has no short-term debt.
In October 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott’s common shares from time to time. This authorization was in addition to the unused portion of a previous share repurchase program that was authorized in 2014. In 2021, Abbott repurchased 16.6 million of its common shares for $2.016 billion, which fully utilized the authorization remaining under the 2014 share repurchase program and a portion of the 2019 authorization. In December 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott’s common shares from time to time. This authorization was in addition to the $1.081 billion portion of the share repurchase program authorized in 2019 that was unused as of December 31, 2021. In 2022, Abbott repurchased 32.3 million of its common shares for $3.65 billion which fully utilized the authorization remaining under the 2019 share repurchase program and a portion of the 2021 authorization. In 2023, Abbott repurchased approximately 9.8 million of its common shares for $1.025 billion. As of December 31, 2023, $1.41 billion remains available for repurchase under the 2021 repurchase program.
Abbott declared dividends of $2.08 per share in 2023 compared to $1.92 per share in 2022, an increase of 8.3 percent. Dividends paid were $3.556 billion in 2023 compared to $3.309 billion in 2022. The year-over-year change in dividends paid reflects the impact of the increase in the dividend rate.
Working Capital
Working capital was $8.8 billion at December 31, 2023 and $9.7 billion at December 31, 2022. The decrease was due largely to a decrease in cash and cash equivalents, partially offset by the repayment of debt due in 2023. The decrease in cash and cash equivalents from $9.9 billion at December 31, 2022 to $6.9 billion at December 31, 2023 primarily reflects the payment of dividends, the repayment of debt, capital expenditures, share repurchases, and the cost of business acquisitions, partially offset by the cash generated from operations.
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
Capital Expenditures
Capital expenditures of $2.2 billion in 2023, $1.8 billion in 2022, and $1.9 billion in 2021 were principally for upgrading and expanding manufacturing and research and development facilities and equipment in various segments, investments in information technology, and laboratory instruments placed with customers.
Contractual Obligations
Abbott believes that its available cash and cash equivalents along with its ability to generate operating cash flow and continued access to debt markets are sufficient to fund existing and planned cash requirements. Abbott's material cash requirements include the following contractual obligations:
Debt — Principal payments required on long-term debt outstanding at December 31, 2023 are $1.1 billion in 2024, $1.5 billion in 2025, $3.0 billion in 2026, $656 million in 2027, $651 million in 2028 and $8.0 billion in 2029 and thereafter. Interest payments required on long-term debt outstanding at December 31, 2023 are projected to be $526 million in 2024, $508 million in 2025, $474 million in 2026, $391 million in 2027, $385 million in 2028 and $5.0 billion in 2029 and thereafter.
Operating leases — As of December 31, 2023, estimated contractual obligations for operating lease payments were $1.362 billion, with $278 million due within 12 months.
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
Business Acquisitions
On September 22, 2023, Abbott completed the acquisition of Bigfoot, which will further Abbott's efforts to develop connected solutions for making diabetes management more personal and precise. The purchase price, the preliminary allocation of acquired assets and liabilities, and the revenue and net income contributed by Bigfoot since the date of acquisition are not material to Abbott's consolidated financial statements.
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

The preliminary allocation of the purchase price of the CSI acquisition resulted in the recording of two non-deductible developed technology intangible assets of $305 million; non-deductible in-process research and development of $15 million, which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of $371 million; net deferred tax assets of approximately $46 million and other net assets of approximately $114 million. The goodwill is identifiable to the Medical Devices reportable segment and is attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. Allocation of the purchase price of the acquisition will be finalized when the valuation of assets and liabilities is completed. Revenues and earnings of CSI included in Abbott's consolidated financial statements since the acquisition date are not material to Abbott's consolidated revenue and earnings. If the acquisition of CSI had taken place as of the beginning of 2022, consolidated net sales and earnings would not have been significantly different from reported amounts.
In September 2021, Abbott acquired Walk Vascular, LLC (Walk Vascular), a commercial-stage medical device company with a minimally invasive thrombectomy system designed to remove peripheral blood clots. Walk Vascular’s peripheral thrombectomy system has been incorporated into Abbott’s existing endovascular portfolio. The purchase price, the allocation of acquired assets and liabilities, and the revenue and net income contributed by Walk Vascular since the date of acquisition are not material to Abbott’s consolidated financial statements.
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
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
In September 2022, the FASB issued Accounting Standards Update 2022-04, Disclosure of Supplier Finance Program Obligations, which requires an entity to report information about its supplier finance program. Abbott adopted the standard on January 1, 2023. The new standard did not have an impact on Abbott's consolidated financial statements.
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
Recent Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the breadth and frequency of required segment disclosures. The guidance is required to be applied retrospectively to all periods presented in the financial statements. The standard becomes effective for Abbott for full year 2024 reporting and for interim periods beginning in the first quarter of 2025. Abbott is currently evaluating the impact of this new standard on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an entity to disclose annually additional information related to the company's income tax rate reconciliation and income taxes paid during the period. The guidance should be applied prospectively with the option to apply the standard retrospectively. The standard becomes effective for Abbott for full year 2025 reporting. Abbott is currently evaluating the impact of this new standard on its consolidated financial statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Instruments and Risk Management
Market Price Sensitive Investments
The fair value of equity securities held by Abbott with a readily determinable fair value was approximately $12 million and $9 million as of December 31, 2023 and 2022, respectively. These equity securities are subject to potential changes in fair value. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2023 by approximately $2 million. Changes in the fair value of these securities are recorded in earnings. The fair value of investments in mutual funds that are held in a rabbi trust for the purpose of paying benefits under a deferred compensation plan was approximately $314 million and $298 million as of December 31, 2023 and 2022, respectively. Changes in the fair value of these investments, as well as an offsetting change in the benefit obligation, are recorded in earnings.
Non-Publicly Traded Equity Securities
Abbott holds equity securities that are not traded on public stock exchanges. The carrying value of these investments was $88 million and $83 million as of December 31, 2023 and 2022, respectively. No individual investment is recorded at a value in excess of $20 million. Abbott measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Interest Rate Sensitive Financial Instruments
At December 31, 2023 and 2022, Abbott had interest rate hedge contracts with notional values totaling $2.2 billion and $2.9 billion, respectively, to manage its exposure to changes in the fair value of debt. The effect of these hedges is to change the fixed interest rate to a variable rate for the portion of the debt that is hedged. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. The fair value of long-term debt at December 31, 2023 and 2022 amounted to $14.8 billion and $16.3 billion, respectively (average interest rates of 3.6% and 3.5% as of December 31, 2023 and 2022, respectively) with maturities through 2046. At December 31, 2023 and 2022, the fair value of current and long-term investment securities amounted to approximately $1.2 billion and $1.1 billion, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or fair values.
Foreign Currency Sensitive Financial Instruments
Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve to eighteen months. At December 31, 2023 and 2022, Abbott held $7.3 billion and $7.7 billion of notional values, respectively, of such contracts. Contracts held at December 31, 2023 will mature in 2024 or 2025 depending on the contract. Contracts held at December 31, 2022 matured in 2023 or will mature in 2024 depending upon the contract.
Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2023 and 2022, Abbott held $13.8 billion and $12.0 billion of notional values, respectively, of such contracts, which mature within 13 months.
Abbott has designated a yen-denominated, 5-year term loan of approximately $419 million and $446 million as of December 31, 2023 and December 31, 2022, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2023 and 2022:

	2023			2022
(dollars in millions)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
Primarily U.S. dollars to be exchanged for the following currencies:
Euro	$9,221	1.0865	$(35)	$7,656	1.0664	$92
Chinese Yuan	2,115	7.0785	3	2,264	6.8825	12
Japanese Yen	1,635	138.2288	24	1,797	133.0344	(7)
All other currencies	8,189	n/a	(54)	8,029	n/a	89
Total	$21,160		$(62)	$19,746		$186

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries
Consolidated Statement of Earnings
(in millions except per share data)

	Year Ended December 31
	2023	2022	2021
Net Sales	$40,109	$43,653	$43,075
Cost of products sold, excluding amortization of intangible assets	17,975	19,142	18,537
Amortization of intangible assets	1,966	2,013	2,047
Research and development	2,741	2,888	2,742
Selling, general and administrative	10,949	11,248	11,324
Total Operating Cost and Expenses	33,631	35,291	34,650
Operating Earnings	6,478	8,362	8,425
Interest expense	637	558	533
Interest income	(385)	(183)	(43)
Net foreign exchange (gain) loss	41	2	1
Other (income) expense, net	(479)	(321)	(277)
Earnings before Taxes	6,664	8,306	8,211
Taxes on Earnings	941	1,373	1,140
Net Earnings	$5,723	$6,933	$7,071

Basic Earnings Per Common Share	$3.28	$3.94	$3.97

Diluted Earnings Per Common Share	$3.26	$3.91	$3.94

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,740	1,753	1,775
Dilutive Common Stock Options	9	11	14
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,749	1,764	1,789
Outstanding Common Stock Options Having No Dilutive Effect	5	3	—
The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Consolidated Statement of Comprehensive Income
(in millions)

	Year Ended December 31
	2023	2022	2021
Net Earnings	$5,723	$6,933	$7,071
Foreign currency translation gain (loss) adjustments	229	(894)	(980)
Net actuarial gains (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $31 in 2023, $330 in 2022 and $340 in 2021	117	1,177	1,201
Net gains (losses) on derivative instruments designated as cash flow hedges, net of taxes of $(66) in 2023, $11 in 2022 and $63 in 2021	(134)	40	351
Other Comprehensive Income (Loss)	212	323	572
Comprehensive Income	$5,935	$7,256	$7,643

Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax as of December 31:
Cumulative foreign currency translation (loss) adjustments	$(6,504)	$(6,733)	$(5,839)
Net actuarial (losses) and prior service (cost) and credits	(1,376)	(1,493)	(2,670)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	41	175	135
Accumulated other comprehensive income (loss)	$(7,839)	$(8,051)	$(8,374)
The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Consolidated Statement of Cash Flows
(in millions)

	Year Ended December 31
	2023	2022	2021
Cash Flow From (Used in) Operating Activities:
Net earnings	$5,723	$6,933	$7,071
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	1,277	1,254	1,491
Amortization of intangible assets	1,966	2,013	2,047
Share-based compensation	644	685	640
Investing and financing losses, net	126	215	55
Trade receivables	(356)	(68)	(383)
Inventories	(232)	(1,413)	(456)
Prepaid expenses and other assets	(542)	(75)	(312)
Trade accounts payable and other liabilities	(760)	420	1,288
Income taxes	(585)	(383)	(908)
Net Cash From Operating Activities	7,261	9,581	10,533

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(2,202)	(1,777)	(1,885)
Acquisitions of businesses and technologies, net of cash acquired	(877)	—	(187)
Proceeds from business dispositions	40	48	134
Purchases of investment securities	(159)	(185)	(173)
Proceeds from sales of investment securities	43	152	77
Other	22	22	26
Net Cash From (Used in) Investing Activities	(3,133)	(1,740)	(2,008)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt, net and other	21	47	(204)
Proceeds from issuance of long-term debt and debt with maturities over 3 months	2	7	4
Repayments of long-term debt and debt with maturities over 3 months	(2,498)	(753)	(48)
Purchases of common shares	(1,227)	(3,795)	(2,299)
Proceeds from stock options exercised	167	167	255
Dividends paid	(3,556)	(3,309)	(3,202)
Net Cash From (Used in) Financing Activities	(7,091)	(7,636)	(5,494)

Effect of exchange rate changes on cash and cash equivalents	(23)	(122)	(70)
Net Increase (Decrease) in Cash and Cash Equivalents	(2,986)	83	2,961
Cash and Cash Equivalents, Beginning of Year	9,882	9,799	6,838
Cash and Cash Equivalents, End of Year	$6,896	$9,882	$9,799

Supplemental Cash Flow Information:
Income taxes paid	$1,475	$1,864	$1,941
Interest paid	662	563	544
The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Consolidated Balance Sheet
(dollars in millions)

	December 31
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,896	$9,882
Investments, primarily bank time deposits and U.S. treasury bills	383	288
Trade receivables, less allowances of — 2023: $444; 2022: $500	6,565	6,218
Inventories:
Finished products	3,946	3,805
Work in process	807	680
Materials	1,817	1,688
Total inventories	6,570	6,173
Other prepaid expenses and receivables	2,256	2,663
Total current assets	22,670	25,224
Investments	799	766
Property and equipment, at cost:
Land	529	511
Buildings	4,161	4,053
Equipment	15,179	14,164
Construction in progress	2,064	1,484
	21,933	20,212
Less: accumulated depreciation and amortization	11,779	11,050
Net property and equipment	10,154	9,162
Intangible assets, net of amortization	8,815	10,454
Goodwill	23,679	22,799
Deferred income taxes and other assets	7,097	6,033
	$73,214	$74,438

Abbott Laboratories and Subsidiaries
Consolidated Balance Sheet
(dollars in millions)

	December 31
	2023	2022
Liabilities and Shareholders’ Investment
Current liabilities:
Trade accounts payable	$4,295	$4,607
Salaries, wages and commissions	1,597	1,556
Other accrued liabilities	5,422	5,845
Dividends payable	955	887
Income taxes payable	492	343
Current portion of long-term debt	1,080	2,251
Total current liabilities	13,841	15,489
Long-term debt	13,599	14,522
Post-employment obligations and other long-term liabilities	6,947	7,522
Commitments and contingencies
Shareholders’ investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2023: 1,987,883,852; 2022: 1,986,519,278	24,869	24,709
Common shares held in treasury, at cost — Shares: 2023: 253,807,494; 2022: 248,724,257	(15,981)	(15,229)
Earnings employed in the business	37,554	35,257
Accumulated other comprehensive income (loss)	(7,839)	(8,051)
Total Abbott Shareholders’ Investment	38,603	36,686
Noncontrolling interests in subsidiaries	224	219
Total Shareholders’ Investment	38,827	36,905
	$73,214	$74,438
The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Consolidated Statement of Shareholders’ Investment
(in millions except shares and per share data)

	Year Ended December 31
	2023	2022	2021
Common Shares:
Beginning of Year
Shares: 2023: 1,986,519,278; 2022: 1,985,273,421; 2021: 1,981,156,896	$24,709	$24,470	$24,145
Issued under incentive stock programs
Shares: 2023: 1,364,574; 2022: 1,245,857; 2021: 4,116,525	66	72	173
Share-based compensation	646	687	642
Issuance of restricted stock awards	(552)	(520)	(490)
End of Year
Shares: 2023: 1,987,883,852; 2022: 1,986,519,278; 2021: 1,985,273,421	$24,869	$24,709	$24,470

Common Shares Held in Treasury:
Beginning of Year
Shares: 2023: 248,724,257; 2022: 221,191,228; 2021: 209,926,622	$(15,229)	$(11,822)	$(10,042)
Issued under incentive stock programs
Shares: 2023: 4,881,031; 2022: 4,980,202; 2021: 5,650,168	297	269	271
Purchased
Shares: 2023: 9,964,268; 2022: 32,513,231; 2021: 16,914,774	(1,049)	(3,676)	(2,051)
End of Year
Shares: 2023: 253,807,494; 2022: 248,724,257; 2021: 221,191,228	$(15,981)	$(15,229)	$(11,822)

Earnings Employed in the Business:
Beginning of Year	$35,257	$31,528	$27,627
Net earnings	5,723	6,933	7,071
Cash dividends declared on common shares (per share — 2023: $2.08; 2022: $1.92; 2021: $1.82)	(3,625)	(3,365)	(3,235)
Effect of common and treasury share transactions	199	161	65
End of Year	$37,554	$35,257	$31,528

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(8,051)	$(8,374)	$(8,946)
Other comprehensive income (loss)	212	323	572
End of Year	$(7,839)	$(8,051)	$(8,374)

Noncontrolling Interests in Subsidiaries:
Beginning of Year	$219	$222	$219
Noncontrolling Interests’ share of income, net of distributions and share repurchases	5	(3)	3
End of Year	$224	$219	$222
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
REVENUE RECOGNITION — Revenue from product sales is recognized upon the transfer of control, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract. Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers are not material. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales. Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer’s normal requirements are recorded when the conditions noted above are met. In those situations, management records a returns reserve for such revenue, if necessary. In certain Abbott businesses, primarily within diagnostics, Abbott participates in selling arrangements that include multiple performance obligations (e.g., instruments, reagents, procedures, and service agreements). The total transaction price of the contract is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.
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
EARNINGS PER SHARE — Unvested restricted stock units and awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares in 2023, 2022 and 2021 were $5.701 billion, $6.905 billion and $7.042 billion, respectively.
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
CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of bank time deposits, U.S. government securities, money market funds and U.S. treasury bills with original maturities of three months or less. Abbott holds certain investments with a carrying value of $141 million that are accounted for under the equity method of accounting. Investments held in a rabbi trust and investments in publicly traded equity securities are recorded at fair value and changes in fair value are recorded in earnings. Investments in equity securities that are not traded on public stock exchanges are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
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
Note 2 — New Accounting Standards
Recently Adopted Accounting Standards
In September 2022, the FASB issued Accounting Standards Update (ASU) 2022-04, Disclosure of Supplier Finance Program Obligations, which requires an entity to report information about its supplier finance program. Abbott adopted the standard on January 1, 2023. The new standard did not have an impact on Abbott's consolidated financial statements.
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
Recent Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the breadth and frequency of required segment disclosures. The guidance is required to be applied retrospectively to all periods presented in the financial statements. The standard becomes effective for Abbott for full year 2024 reporting and for interim periods beginning in the first quarter of 2025. Abbott is currently evaluating the impact of this new standard on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an entity to disclose annually additional information related to the company's income tax rate reconciliation and income taxes paid during the period. The guidance should be applied prospectively with the option to apply the standard retrospectively. The standard becomes effective for Abbott for full year 2025 reporting. Abbott is currently evaluating the impact of this new standard on its consolidated financial statements.
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

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 3 — Revenue (Continued)
The following tables provide detail by sales category:

	2023			2022			2021
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$3,807	$3,807	$—	$3,766	$3,766	$—	$3,565	$3,565
Other	—	1,259	1,259	—	1,146	1,146	—	1,153	1,153
Total	—	5,066	5,066	—	4,912	4,912	—	4,718	4,718

Nutritionals —
Pediatric Nutritionals	1,977	1,957	3,934	1,562	1,919	3,481	2,192	2,106	4,298
Adult Nutritionals	1,436	2,784	4,220	1,357	2,621	3,978	1,364	2,632	3,996
Total	3,413	4,741	8,154	2,919	4,540	7,459	3,556	4,738	8,294

Diagnostics —
Core Laboratory	1,243	3,916	5,159	1,137	3,751	4,888	1,145	3,983	5,128
Molecular	172	402	574	370	625	995	566	861	1,427
Point of Care	396	169	565	372	153	525	384	152	536
Rapid Diagnostics	2,518	1,172	3,690	6,652	3,409	10,061	4,916	3,519	8,435
Total	4,329	5,659	9,988	8,531	7,938	16,469	7,011	8,515	15,526

Medical Devices —
Rhythm Management	1,085	1,170	2,255	1,029	1,090	2,119	1,018	1,180	2,198
Electrophysiology	1,008	1,187	2,195	909	1,018	1,927	778	1,129	1,907
Heart Failure	888	273	1,161	809	226	1,035	772	235	1,007
Vascular	978	1,703	2,681	864	1,619	2,483	915	1,739	2,654
Structural Heart	883	1,061	1,944	818	894	1,712	730	880	1,610
Neuromodulation	725	165	890	619	151	770	616	165	781
Diabetes Care	2,129	3,632	5,761	1,633	3,123	4,756	1,212	3,116	4,328
Total	7,696	9,191	16,887	6,681	8,121	14,802	6,041	8,444	14,485

Other	14	—	14	11	—	11	34	18	52

Total	$15,452	$24,657	$40,109	$18,142	$25,511	$43,653	$16,642	$26,433	$43,075
Note: The Acelis Connected Health business was internally transferred from Rapid Diagnostics to Heart Failure on January 1, 2023. As a result, $115 million of sales in 2022 and $118 million of sales in 2021 were moved from Rapid Diagnostics to Heart Failure.
Products sold by the Diagnostics segment include various types of diagnostic tests to detect the COVID-19 coronavirus. Abbott’s COVID-19 testing-related sales totaled approximately $1.6 billion in 2023, $8.4 billion in 2022 and $7.7 billion in 2021.

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
Remaining Performance Obligations
As of December 31, 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $4.4 billion in the Diagnostic Products segment and approximately $478 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 58 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.
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
Assets Recognized for Costs to Obtain a Contract with a Customer
Abbott has applied the practical expedient in ASC 340-40-25-4 and records as an expense the incremental costs of obtaining contracts with customers in the period of occurrence when the amortization period of the asset that Abbott otherwise would have recognized is one year or less. Upfront commission fees paid to sales personnel as a result of obtaining or renewing contracts with customers are incremental to obtaining the contract. Abbott capitalizes these amounts as contract costs. Capitalized commission fees are amortized based on the contract duration to which the assets relate which ranges from two to ten years. The amounts as of December 31, 2023 and 2022 were not significant.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 3 — Revenue (Continued)
Additionally, the cost of transmitters provided to customers that use Abbott’s remote monitoring service with respect to certain medical devices are capitalized as contract costs. Capitalized transmitter costs are amortized based on the timing of the transfer of services to which the assets relate, which typically ranges from eight to ten years. The amounts as of December 31, 2023 and 2022 were not significant.
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
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Abbott’s contract liabilities arise primarily in the Medical Devices reportable segment when payment is received upfront for various multi-period extended service arrangements. Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2021	$520
Unearned revenue from cash received during the period	578
Revenue recognized related to contract liability balance	(598)
Balance at December 31, 2022	500
Unearned revenue from cash received during the period	469
Revenue recognized related to contract liability balance	(424)
Balance at December 31, 2023	$545
Note 4 — Supplemental Financial Information
Other (income) expense, net, for 2023, 2022 and 2021 includes approximately $498 million, $406 million and $270 million of income, respectively, related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans.
The following summarizes the activity related to the allowance for doubtful accounts:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2021	$313
Provisions/charges to income	6
Amounts charged off and other deductions	(57)
Balance at December 31, 2022	262
Provisions/charges to income	26
Amounts charged off and other deductions	(47)
Balance at December 31, 2023	$241
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

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 4 — Supplemental Financial Information (Continued)
The detail of various balance sheet components is as follows:

(in millions)	December 31, 2023	December 31, 2022
Long-term Investments:
Equity securities	$555	$558
Other	244	208
Total	$799	$766
The increase in Abbott’s long-term investments as of December 31, 2023 versus the balance as of December 31, 2022 is primarily due to investments acquired as part of a business acquisition and other additional investments, partially offset by the impact of equity method investment losses.
Abbott’s equity securities as of December 31, 2023 and December 31, 2022, include $314 million and $298 million, respectively, of investments in mutual funds that are held in a rabbi trust acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.
Abbott also holds certain investments as of December 31, 2023 with a carrying value of $141 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of $88 million that do not have a readily determinable fair value.

(in millions)	December 31, 2023	December 31, 2022
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$650	$638
Accrued other rebates (a)	1,091	1,087
All other	3,681	4,120
Total	$5,422	$5,845
________________________________________________________

(a)
Accrued wholesaler chargeback rebates of $232 million and $234 million at December 31, 2023 and 2022, respectively, are netted in trade receivables because Abbott’s customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

(in millions)	December 31, 2023	December 31, 2022
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$1,964	$1,784
Deferred income taxes	568	991
Operating lease liabilities	949	943
All other (b)	3,466	3,804
Total	$6,947	$7,522
________________________________________________________

(b)	Includes approximately $650 million and $850 million of net unrecognized tax benefits and $430 million and $740 million of transition tax obligation related to the TCJA in 2023 and 2022, respectively.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 5 — Accumulated Other Comprehensive Income (Loss)
The components of the changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

(in millions)	Cumulative Foreign Currency Translation Adjustments	Net Actuarial Gains (Losses) and Prior Service (Costs) and Credits	Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges	Total
Balance at December 31, 2021	$(5,839)	$(2,670)	$135	$(8,374)
Other comprehensive income (loss) before reclassifications	(894)	1,007	199	312
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	170	(159)	11
Net current period other comprehensive income (loss)	(894)	1,177	40	323
Balance at December 31, 2022	(6,733)	(1,493)	175	(8,051)
Other comprehensive income (loss) before reclassifications	212	127	5	344
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	17	(10)	(139)	(132)
Net current period other comprehensive income (loss)	229	117	(134)	212
Balance at December 31, 2023	$(6,504)	$(1,376)	$41	$(7,839)
________________________________________________________

(a)	(Income) loss amounts reclassified from accumulated other comprehensive income related to cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost is included as a component of net periodic benefit cost – see Note 14 for additional information.
Note 6 — Business Acquisitions
On September 22, 2023, Abbott completed the acquisition of Bigfoot Biomedical, Inc. (Bigfoot), which will further Abbott's efforts to develop connected solutions for making diabetes management more personal and precise. The purchase price, the preliminary allocation of acquired assets and liabilities, and the revenue and net income contributed by Bigfoot since the date of acquisition are not material to Abbott's consolidated financial statements.
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
The preliminary allocation of the purchase price of the CSI acquisition resulted in the recording of two non-deductible developed technology intangible assets of $305 million; non-deductible in-process research and development of $15 million, which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of $371 million; net deferred tax assets of approximately $46 million and other net assets of approximately $114 million. The goodwill is identifiable to the Medical Devices reportable segment and is attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. Allocation of the purchase price of the acquisition will be finalized when the valuation of assets and liabilities is completed. Revenues and earnings of CSI included in Abbott's consolidated financial statements since the acquisition date are not material to Abbott's consolidated revenue and earnings. If the acquisition of CSI had taken place as of the beginning of 2022, consolidated net sales and earnings would not have been significantly different from reported amounts.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 6 — Business Acquisitions (Continued)
In September 2021, Abbott acquired Walk Vascular, LLC (Walk Vascular), a commercial-stage medical device company with a minimally invasive thrombectomy system designed to remove peripheral blood clots. Walk Vascular’s peripheral thrombectomy system has been incorporated into Abbott’s existing endovascular portfolio. The purchase price, the allocation of acquired assets and liabilities, and the revenue and net income contributed by Walk Vascular since the date of acquisition are not material to Abbott’s consolidated financial statements.
Note 7 — Goodwill and Intangible Assets
The total amount of goodwill reported was $23.7 billion at December 31, 2023 and $22.8 billion at December 31, 2022. In 2023, recent business acquisitions increased goodwill by approximately $576 million. Foreign currency translation adjustments increased goodwill by $304 million in 2023 and decreased goodwill by $431 million in 2022. The amount of goodwill related to reportable segments at December 31, 2023 was $2.7 billion for the Established Pharmaceutical Products segment, $285 million for the Nutritional Products segment, $3.6 billion for the Diagnostic Products segment, and $17.1 billion for the Medical Devices segment. There were no reductions of goodwill relating to impairments in 2023 and 2022.
The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.7 billion and $27.2 billion as of December 31, 2023 and 2022, respectively. The gross amount of amortizable intangible assets increased by $305 million due to a recent business acquisition. Accumulated amortization was $19.7 billion and $17.6 billion as of December 31, 2023 and December 31, 2022, respectively. Foreign currency translation adjustments increased intangible assets by $44 million in 2023 and decreased intangible assets by $150 million in 2022. The estimated annual amortization expense for intangible assets recorded at December 31, 2023 is approximately $1.9 billion in 2024, $1.7 billion in 2025, $1.6 billion in 2026, $1.3 billion in 2027 and $0.7 billion in 2028. Amortizable intangible assets are amortized over 2 to 20 years.
Indefinite-lived intangible assets, which relate to IPR&D acquired in a business combination, were approximately $787 million and $807 million at December 31, 2023 and 2022, respectively. In 2023, $100 million of impairment charges related to certain indefinite-lived intangible assets in the Medical Devices reportable segment were recorded on the Research and development line of the Consolidated Statement of Earnings. Recent business acquisitions increased IPR&D assets by $80 million. In 2022, $111 million of impairment charges were recorded on the Research and development line of the Consolidated Statement of Earnings related to certain IPR&D intangible assets associated with the Medical Devices business segment.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 8 — Restructuring Plans
In 2023, Abbott management approved plans to restructure various operations in order to reduce costs in its medical devices, diagnostic, and established pharmaceutical businesses. Abbott recorded employee related severance and other charges of approximately $144 million of which approximately $56 million was recorded in Cost of products sold, approximately $22 million was recorded in Research and development and approximately $66 million was recorded in Selling, general and administrative expenses. Payments related to these actions totaled $65 million in 2023 and the remaining liability totaled $79 million at December 31, 2023. In addition, Abbott recognized fixed asset impairment and inventory related charges of approximately $31 million related to these restructuring plans.
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
The following summarizes the activity related to the 2022 restructuring actions and the status of the related accruals as of December 31, 2023:

(in millions)
Restructuring charges in 2022	$234
Payments and other adjustments	(6)
Accrued balance at December 31, 2022	228
Payments and other adjustments	(170)
Accrued balance at December 31, 2023	$58
In 2021, Abbott management approved a restructuring plan related to its Diagnostic Products segment to align its manufacturing network for COVID-19 diagnostic tests with changes in the second quarter of 2021 in projected testing demand driven by several factors, including significant reductions in cases in the U.S. and other major developed countries, the accelerated rollout of COVID-19 vaccines globally and the U.S. health authority’s updated guidance on testing for fully vaccinated individuals. Charges under this plan were recorded in Cost of products sold and totaled $441 million in 2021.
The following summarizes the activity related to this restructuring action and the status of the related accruals as of December 31, 2023:

(in millions)	Inventory- Related Charges	Fixed Asset Write-Downs	Other Exit Costs	Total
Restructuring charges recorded in 2021	$248	$80	$113	$441
Payments	—	—	(90)	(90)
Other non-cash	(248)	(80)	—	(328)
Accrued balance at December 31, 2021	—	—	23	23
Payments and other adjustments	—	—	(10)	(10)
Accrued balance at December 31, 2022	—	—	13	13
Payments and other adjustments	—	—	(13)	(13)
Accrued balance at December 31, 2023	$—	$—	$—	$—
In 2021, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostic, established pharmaceutical, nutritional, and medical device businesses. Abbott recorded employee related severance and other charges of approximately $68 million of which approximately $16 million was recorded in Cost of products sold, approximately $4 million was recorded in Research and development and approximately $48 million was recorded in Selling, general and administrative expenses. Restructuring activities under the 2021 plans have been completed and there are no remaining liabilities under these plans as of December 31, 2023.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 9 — Incentive Stock Program
The 2017 Incentive Stock Program authorizes the granting of nonqualified stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2023, Abbott granted 2,027,255 stock options, 474,369 restricted stock awards and 4,981,231 restricted stock units under this program.
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
In April 2017, Abbott’s shareholders authorized the 2017 Incentive Stock Program under which a maximum of 170 million shares were available for issuance. At December 31, 2023, approximately 74 million shares remained available for future issuance.
The following table summarizes stock option activity for the year ended December 31, 2023 and the outstanding stock options as of December 31, 2023.

(intrinsic values in millions)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	28,288,046	$70.64	5.3	$1,167
Granted	2,027,255	106.03
Exercised	(1,664,222)	44.71
Lapsed	(82,004)	122.08
Outstanding at December 31, 2023	28,569,075	$74.52	4.8	$1,073
Exercisable at December 31, 2023	23,921,284	$66.90	4.1	$1,064
The following table summarizes restricted stock awards and units activity for the year ended December 31, 2023.

	Share Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2022	10,400,328	$114.59
Granted	5,455,600	106.11
Vested	(5,069,639)	109.81
Forfeited	(508,003)	113.48
Outstanding at December 31, 2023	10,278,286	$112.51
The fair market value of restricted stock awards and units vested in 2023, 2022 and 2021 was $536 million, $639 million and $809 million, respectively.
The total intrinsic value of options exercised in 2023, 2022 and 2021 was $102 million, $85 million and $393 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2023 amounted to approximately $450 million, which is expected to be recognized over the next three years.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 9 — Incentive Stock Program (Continued)
Total non-cash stock compensation expense charged against income in 2023, 2022 and 2021 for share-based plans totaled approximately $644 million, $685 million and $640 million, respectively, and the tax benefit recognized was approximately $144 million, $170 million and $267 million, respectively. Stock compensation cost capitalized as part of inventory is not significant.
The table below summarizes the fair value of an option granted in 2023, 2022 and 2021 and the assumptions included in the Black-Scholes option-pricing model used to estimate the fair value:

	2023	2022	2021
Fair value	$26.87	$25.26	$24.17
Risk-free interest rate	4.0%	1.9%	0.8%
Average life of options (years)	6.0	6.0	6.0
Volatility	24.4%	23.8%	23.8%
Dividend yield	1.9%	1.6%	1.5%
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

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 10 — Debt and Lines of Credit
The following is a summary of long-term debt at December 31:

(in millions)	2023	2022
0.875% Notes, due 2023	$—	$1,215
3.40% Notes, due 2023	—	1,050
5-year term loan due 2024	419	446
0.10% Notes, due 2024	655	629
2.95% Notes, due 2025	1,000	1,000
3.875% Notes, due 2025	500	500
1.50% Notes, due 2026	1,266	1,215
3.75% Notes, due 2026	1,700	1,700
0.375% Notes, due 2027	655	629
1.15% Notes, due 2028	650	650
1.40% Notes, due 2030	650	650
4.75% Notes, due 2036	1,650	1,650
6.15% Notes, due 2037	547	547
6.00% Notes, due 2039	515	515
5.30% Notes, due 2040	694	694
4.75% Notes, due 2043	700	700
4.90% Notes, due 2046	3,250	3,250
Unamortized debt issuance costs	(56)	(71)
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	(116)	(196)
Total carrying amount of long-term debt	14,679	16,773
Less: Current portion	1,080	2,251
Total long-term portion	$13,599	$14,522

On November 30, 2023, Abbott repaid the $1.05 billion outstanding principal amount of its 3.40% Notes upon maturity. On September 27, 2023, Abbott repaid the €1.14 billion outstanding principal amount of its 0.875% Notes upon maturity. The repayment equated to approximately $1.2 billion. In September 2023, Abbott repaid approximately $197 million of debt assumed as part of a recent business acquisition. On March 15, 2022, Abbott repaid the $750 million outstanding principal amount of its 2.55% Notes upon maturity.
In December 2021, Abbott repaid a short-term facility for approximately $195 million. After the repayment, Abbott has no short-term borrowings.
Abbott has readily available financial resources, including unused lines of credit that support commercial paper borrowing arrangements and provide Abbott with the ability to borrow up to $5 billion on an unsecured basis. The lines of credit as of December 31, 2023 were a part of a Five Year Credit Agreement that Abbott entered into on November 12, 2020. On January 29, 2024, Abbott terminated the 2020 Agreement and entered into a new Five Year Credit Agreement (Revolving Credit Agreement). There were no outstanding borrowings under the 2020 Agreement at the time of its termination. Any borrowings under the Revolving Credit Agreement will mature and be payable on January 29, 2029 and will bear interest, at Abbott’s option, based on either a base rate or Secured Overnight Financing Rate (SOFR) rate, plus an applicable margin based on Abbott’s credit ratings.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 10 — Debt and Lines of Credit (Continued)
Principal payments required on long-term debt outstanding at December 31, 2023 are $1.1 billion in 2024, $1.5 billion in 2025, $3.0 billion in 2026, $656 million in 2027, $651 million in 2028 and $8.0 billion in 2029 and thereafter.
At December 31, 2023, Abbott’s long-term debt rating was AA- by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.
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
The following table provides information related to Abbott’s operating leases:

(in millions, except weighted averages)	2023	2022	2021
Operating lease cost (a)	$356	$355	$359
Cash paid for amounts included in the measurement of operating lease liabilities	276	274	287
ROU assets arising from entering into new operating lease obligations	253	263	343
Weighted average remaining lease term at December 31 (in years)	7	8	8
Weighted average discount rate at December 31	3.4%	2.9%	2.7%
________________________________________________________

(a)	Includes short-term lease expense and variable lease costs, which were immaterial in the years ended December 31, 2023, 2022 and 2021.
Future minimum lease payments under non-cancellable operating leases as of December 31, 2023 were as follows:

(in millions)
2024	$278
2025	246
2026	206
2027	146
2028	110
Thereafter	376
Total future minimum lease payments – undiscounted	1,362
Less: imputed interest	(168)
Present value of lease liabilities	$1,194

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 11 — Leases (Continued)
The following table summarizes the amounts and location of operating lease ROU assets and lease liabilities:

(in millions)	December 31, 2023	December 31, 2022	Balance Sheet Caption

Operating Lease - ROU Asset	$1,122	$1,116	Deferred income taxes and other assets

Operating Lease Liability:
Current	$245	$230	Other accrued liabilities
Non-current	949	943	Post-employment obligations and other long-term liabilities
Total Liability	$1,194	$1,173
Leases where Abbott is the Lessor
Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for reagents and other consumables. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. The allocation of revenue between the lease and non-lease components is based on standalone selling prices. Operating lease revenue represented less than 3 percent of Abbott’s total net sales in the years ended December 31, 2023, 2022 and 2021.
Assets related to operating leases are reported within Net property and equipment on the Consolidated Balance Sheet. The original cost and the net book value of such assets were $3.9 billion and $1.8 billion, respectively, as of December 31, 2023 and $3.6 billion and $1.6 billion, respectively, as of December 31, 2022.
Note 12 — Financial Instruments, Derivatives and Fair Value Measures
Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.3 billion at December 31, 2023, and $7.7 billion at December 31, 2022, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of December 31, 2023 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.
Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At December 31, 2023 and 2022, Abbott held gross notional amounts of $13.8 billion and $12.0 billion, respectively, of such foreign currency forward exchange contracts.
Abbott has designated a yen-denominated, 5-year term loan of approximately $419 million and $446 million as of December 31, 2023 and December 31, 2022, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.
Abbott is a party to interest rate hedge contracts to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. Abbott had interest rate contracts totaling approximately $2.2 billion at December 31, 2023 and

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 12 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
$2.9 billion in 2022. The decrease from 2022 was due to the maturity of $700 million of interest rate hedge contracts in 2023 in conjunction with long-term debt that also matured in 2023.
The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets			Fair Value — Liabilities
(in millions)	2023	2022	Balance Sheet Caption	2023	2022	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$95	$136	Post-employment obligations and other long-term liabilities
Current	—	—	Other prepaid expenses and receivables	—	20	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	88	304	Other prepaid expenses and receivables	134	96	Other accrued liabilities
Others not designated as hedges	81	108	Other prepaid expenses and receivables	97	130	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	419	446	Current portion of long-term debt (Long-term debt in 2022)
	$169	$412		$745	$828
The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income.

	Gain (loss) Recognized in Other Comprehensive Income (loss)			Income (expense) and Gain (loss) Reclassified into Income
(in millions)	2023	2022	2021	2023	2022	2021	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$(22)	$281	$164	$187	$234	$(252)	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	27	75	56	n/a	n/a	n/a	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	61	(243)	(123)	Interest expense
A loss of $44 million and gains of $70 million and $19 million were recognized in 2023, 2022 and 2021, respectively, related to foreign currency forward exchange contracts not designated as hedges. These amounts are reported in the Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.
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

	2023		2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$555	$555	$558	$558
Other	244	244	208	208
Total long-term debt	(14,679)	(14,769)	(16,773)	(16,313)
Foreign Currency Forward Exchange Contracts:
Receivable position	169	169	412	412
(Payable) position	(231)	(231)	(226)	(226)
Interest Rate Hedge Contracts:
(Payable) position	(95)	(95)	(156)	(156)
The fair value of the debt was determined based on significant other observable inputs, including current interest rates.
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2023:
Equity securities	$326	$326	$—	$—
Foreign currency forward exchange contracts	169	—	169	—
Total Assets	$495	$326	$169	$—

Fair value of hedged long-term debt	$2,052	$—	$2,052	$—
Interest rate swap derivative financial instruments	95	—	95	—
Foreign currency forward exchange contracts	231	—	231	—
Contingent consideration related to business combinations	112	—	—	112
Total Liabilities	$2,490	$—	$2,378	$112

December 31, 2022:
Equity securities	$307	$307	$—	$—
Foreign currency forward exchange contracts	412	—	412	—
Total Assets	$719	$307	$412	$—

Fair value of hedged long-term debt	$2,691	$—	$2,691	$—
Interest rate swap derivative financial instruments	156	—	156	—
Foreign currency forward exchange contracts	226	—	226	—
Contingent consideration related to business combinations	130	—	—	130
Total Liabilities	$3,203	$—	$3,073	$130

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
Contingent consideration relates to businesses acquired by Abbott. The fair value of the contingent consideration was determined based on independent appraisals at the time of acquisition, adjusted for the time value of money and other changes in fair value. The decrease in the amount of contingent consideration from December 31, 2022 reflects the impact of projected timeline changes for events that will trigger payment of contingent consideration, partially offset by additional contingent consideration assumed in a business acquisition in 2023. The maximum amount for certain contingent consideration is not determinable as it is based on a percent of certain sales. Excluding such contingent consideration, the maximum amount that may be due under the other contingent consideration arrangements was estimated at December 31, 2023 to be approximately $190 million, which is dependent upon attaining certain sales thresholds or upon the occurrence of certain events, such as regulatory approvals.
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
Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $30 million to $45 million. The recorded accrual balance at December 31, 2023 for these proceedings and exposures was approximately $40 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 14 — Post-Employment Benefits
Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	2023	2022	2023	2022
Projected benefit obligations, January 1	$9,167	$12,773	$1,126	$1,566
Service cost — benefits earned during the year	230	374	38	50
Interest cost on projected benefit obligations	455	300	59	36
(Gains) losses, primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	458	(3,645)	35	(437)
Benefits paid	(377)	(368)	(77)	(70)
Other, including foreign currency translation	97	(267)	—	(19)
Projected benefit obligations, December 31	$10,030	$9,167	$1,181	$1,126
Plan assets at fair value, January 1	$11,373	$13,468	$302	$370
Actual return (loss) on plan assets	1,611	(1,856)	26	(33)
Company contributions	349	413	37	35
Benefits paid	(377)	(368)	(77)	(70)
Other, including foreign currency translation	129	(284)	—	—
Plan assets at fair value, December 31	$13,085	$11,373	$288	$302
Projected benefit obligations less (greater) than plan assets, December 31	$3,055	$2,206	$(893)	$(824)
Long-term assets	$4,164	$3,200	$—	$—
Short-term liabilities	(36)	(32)	(2)	(2)
Long-term liabilities	(1,073)	(962)	(891)	(822)
Net asset (liability)	$3,055	$2,206	$(893)	$(824)
Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$1,751	$1,960	$62	$27
Prior service costs (credits)	6	(6)	(22)	(33)
Total	$1,757	$1,954	$40	$(6)
The $458 million of defined benefit plan losses and $35 million of medical and dental plan losses in 2023 that increased the projected benefit obligations primarily reflect the year-over-year decline in the discount rates used to measure the obligations. The $3.6 billion of defined benefit plan gains and $437 million of medical and dental plan gains in 2022 that decreased the projected benefit obligations primarily reflect the year-over-year increase in the discount rates used to measure the obligations. The projected benefit obligations for non-U.S. defined benefit plans were $2.6 billion and $2.2 billion at December 31, 2023 and 2022, respectively. The accumulated benefit obligations for all defined benefit plans were $9.2 billion and $8.4 billion at December 31, 2023 and 2022, respectively.
For plans where the projected benefit obligations exceeded plan assets at December 31, 2023 and 2022, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2023	2022
Projected benefit obligation	$1,314	$1,270
Fair value of plan assets	205	276

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 14 — Post-Employment Benefits (Continued)
For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2023 and 2022, the aggregate accumulated benefit obligations, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2023	2022
Accumulated benefit obligation	$1,175	$1,044
Projected benefit obligation	1,248	1,134
Fair value of plan assets	144	141
The components of the net periodic benefit cost were as follows:

	Defined Benefit Plans			Medical and Dental Plans
(in millions)	2023	2022	2021	2023	2022	2021
Service cost — benefits earned during the year	$230	$374	$391	$38	$50	$56
Interest cost on projected benefit obligations	455	300	248	59	36	33
Expected return on plans’ assets	(971)	(931)	(843)	(23)	(30)	(27)
Amortization of actuarial losses (gains)	11	231	317	(2)	11	29
Amortization of prior service costs (credits)	1	1	1	(13)	(24)	(28)
Total net cost (income)	$(274)	$(25)	$114	$59	$43	$63
In addition, approximately $15 million of income was recognized in 2023 related to the curtailment of a non-U.S. defined benefit plan.
Other comprehensive income (loss) for each respective year includes the amortization of actuarial losses and prior service costs (credits) as noted in the previous table. Other comprehensive income (loss) for each respective year also includes: net actuarial gains of $182 million for defined benefit plans and a loss of $33 million for medical and dental plans in 2023; net actuarial gains of $858 million for defined benefit plans and a gain of $374 million for medical and dental plans in 2022, and net actuarial gains of $1.14 billion for defined benefit plans and a gain of $45 million for medical and dental plans in 2021. The net actuarial gains in 2023 related to defined benefit plans are primarily due to the favorable impact of actual asset returns in excess of expected returns, partially offset by the year-over-year decrease in discount rates. The net actuarial losses in 2023 related to medical and dental plans are primarily due to the year-over-year decrease in discount rates. The net actuarial gains in 2022 were primarily due to the year-over-year increase in discount rates, partially offset by the impact of 2022 actual asset returns being less than expected returns. The net actuarial gains in 2021 are primarily due to the favorable impact of actual 2021 asset returns in excess of expected returns and the year-over-year increase in discount rates.
The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2023	2022	2021
Discount rate	4.8%	5.0%	2.7%
Expected aggregate average long-term change in compensation	4.6%	4.5%	4.3%
The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2023	2022	2021
Discount rate	5.0%	2.7%	2.3%
Expected return on plan assets	7.6%	7.5%	7.5%
Expected aggregate average long-term change in compensation	4.5%	4.4%	4.3%

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 14 — Post-Employment Benefits (Continued)
The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2023	2022	2021
Health care cost trend rate assumed for the next year	8%	7%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2029	2027	2026
The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott’s expected annual rates of change in the cost of health care benefits and are forward projections of health care costs as of the measurement date.
The following table summarizes the bases used to measure the defined benefit and medical and dental plan assets at fair value:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Measured at NAV (j)
December 31, 2023
Equities:
U.S. large cap (a)	$3,425	$2,305	$—	$—	$1,120
U.S. mid and small cap (b)	814	807	—	1	6
International (c)	2,725	493	—	—	2,232
Fixed income securities:
U.S. government securities (d)	391	5	371	—	15
Corporate debt instruments (e)	1,519	125	1,055	—	339
Non-U.S. government securities (f)	586	36	3	—	547
Other (g)	863	322	106	—	435
Absolute return funds (h)	1,669	270	—	—	1,399
Cash and Cash Equivalents	276	16	—	—	260
Other (i)	1,105	5	—	—	1,100
	$13,373	$4,384	$1,535	$1	$7,453
December 31, 2022
Equities:
U.S. large cap (a)	$2,866	$1,840	$—	$—	$1,026
U.S. mid and small cap (b)	693	684	—	1	8
International (c)	2,401	454	—	—	1,947
Fixed income securities:
U.S. government securities (d)	362	5	341	—	16
Corporate debt instruments (e)	1,318	123	890	—	305
Non-U.S. government securities (f)	419	16	—	—	403
Other (g)	775	297	75	—	403
Absolute return funds (h)	1,678	304	—	—	1,374
Cash and Cash Equivalents	154	20	—	—	134
Other (i)	1,009	7	—	—	1,002
	$11,675	$3,750	$1,306	$1	$6,618

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
(f)Primarily United Kingdom, Canada, Japan and Eurozone government bonds.
(g)Primarily asset backed securities, bank loans, interest rate swap positions and diversified fixed income vehicles benchmarked to SOFR, Sterling Overnight Interbank Average (SONIA) or EURIBOR.
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
Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company are valued at the NAV provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund minus its liabilities. For approximately half of these funds, investments may be redeemed once per week or month, with a required 2 to 30 day notice period. For the remaining funds, daily redemption of an investment is allowed. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry recognized vendors. Abbott did not have any unfunded commitments related to fixed income funds at December 31, 2023 and 2022. Fixed income securities in a common collective trust or a registered investment company are valued at the NAV provided by the fund administrator. For the majority of these funds, investments may be redeemed either weekly or monthly, with a required 2 to 60 day notice period. For the remaining funds, investments may be generally redeemed daily.
Absolute return funds are valued at the NAV provided by the fund administrator. All private funds are valued at the NAV provided by the fund on a one-quarter lag adjusted for known cash flows and significant events through the reporting date. Abbott did not have any unfunded commitments related to absolute return funds at December 31, 2023 and 2022. Investments in these funds may be generally redeemed monthly or quarterly with required notice periods ranging from 45 to 90 days. For approximately $280 million and $250 million of the absolute return funds, redemptions are subject to a 33 percent gate and a 25 percent gate, respectively, and $80 million is subject to a lock until 2025. Investments in the private funds cannot be redeemed but the funds will make distributions through liquidation. The estimate of the liquidation period for each fund ranges from 2024 to 2033. Abbott’s unfunded commitment in these funds was $555 million and $569 million as of December 31, 2023 and 2022, respectively.
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
Abbott funds its domestic pension plans according to U.S. Internal Revenue Service (IRS) funding limitations. International pension plans are funded according to similar regulations. Abbott funded $349 million in 2023 and $413 million in 2022 to defined pension plans. Abbott expects to contribute approximately $350 million to its pension plans in 2024.
Total benefit payments expected to be paid to participants, which includes payments funded from company assets, as well as paid from the plans, are as follows:

(in millions)	Defined Benefit Plans	Medical and Dental Plans
2024	$395	$65
2025	414	67
2026	434	70
2027	457	73
2028	479	77
2029 to 2033	2,757	425
The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott’s contributions to this plan were $199 million in 2023, $190 million in 2022 and $181 million in 2021.
Note 15 — Taxes on Earnings
Taxes on earnings reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.
Taxes on earnings include approximately $22 million, $43 million and $145 million in excess tax benefits associated with share-based compensation in 2023, 2022 and 2021, respectively. As a result of the resolution of various tax positions related to prior years, taxes on earnings in 2023, 2022 and 2021 also include approximately $80 million and $20 million of net tax expense and $55 million of net tax benefits, respectively.
The TCJA includes a one-time transition tax that is based on Abbott’s total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. The tax computation also requires the determination of the amount of post-1986 E&P considered held in cash and other specified assets. As of December 31, 2023, the remaining balance of Abbott’s transition tax obligation related to the TCJA is approximately $598 million, which will be paid over the next three years as allowed by the TCJA. Undistributed foreign earnings remain indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.
In the U.S., Abbott’s federal income tax returns through 2016 are settled. In September 2023, Abbott received a Statutory Notice of Deficiency (SNOD) from the IRS for the 2019 Federal tax year in the amount of $417 million. The primary adjustments proposed in the SNOD relate to the reallocation of income between Abbott’s U.S. entities and its foreign affiliates. Abbott believes that the income reallocation adjustments proposed in the SNOD are without merit, in part because certain adjustments contradict methods that were agreed to with the IRS in prior audit periods. The SNOD also contains other proposed adjustments that Abbott believes are erroneous and unsupported. Abbott filed a petition with the U.S. Tax Court contesting the SNOD in December of 2023.
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
Note 15 — Taxes on Earnings (Continued)
Abbott reserves for uncertain tax positions related to unresolved matters with the IRS and other taxing authorities. Abbott continues to believe that its reserves for uncertain tax positions are appropriate.
There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which Abbott expects to be individually significant. Reserves for interest and penalties are not significant.
The Organization for Economic Cooperation & Development (OECD) has proposed a two-pillared plan for a revised international tax system. Pillar 1 proposes to reallocate taxing rights among the jurisdictions in which in-scope multinational corporations operate. Abbott is continuing to analyze the Pillar 1 proposal. Pillar 2 proposes to assess a 15 percent minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Numerous countries have enacted legislation to adopt the Pillar 2 model rules with a subset of the rules becoming effective January 1, 2024, and the remaining rules becoming effective January 1, 2025, or in later periods. Abbott is also continuing to analyze the Pillar 2 model rules. Implementation of the OECD proposal may have a material impact on Abbott’s Consolidated Financial Statements in the future.
Earnings before taxes, and the related provisions for taxes on earnings, were as follows:

(in millions)	2023	2022	2021
Earnings Before Taxes:
Domestic	$1,192	$3,732	$3,264
Foreign	5,472	4,574	4,947
Total	$6,664	$8,306	$8,211

(in millions)	2023	2022	2021
Taxes on Earnings:
Current:
Domestic	$528	$1,309	$859
Foreign	874	723	790
Total current	1,402	2,032	1,649
Deferred:
Domestic	(382)	(610)	(355)
Foreign	(79)	(49)	(154)
Total deferred	(461)	(659)	(509)
Total	$941	$1,373	$1,140
Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2023	2022	2021
Statutory tax rate on earnings	21.0%	21.0%	21.0%
Impact of foreign operations	(3.6)	(2.5)	(3.9)
Foreign-derived intangible income benefit	(2.2)	(2.0)	(1.1)
Domestic impairment loss	—	—	(0.1)
Excess tax benefits related to stock compensation	(0.3)	(0.5)	(1.7)
Research tax credit	(1.1)	(0.9)	(0.6)
Resolution of certain tax positions pertaining to prior years	1.2	0.2	(0.7)
Intercompany restructurings and integration	(1.4)	—	0.1
State taxes, net of federal benefit	0.5	0.7	0.4
All other, net	—	0.5	0.5
Effective tax rate on earnings	14.1%	16.5%	13.9%

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 15 — Taxes on Earnings (Continued)
Impact of foreign operations is primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, Costa Rica, Singapore, Malta and Malaysia.
The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

(in millions)	2023	2022
Deferred tax assets:
Compensation and employee benefits	$89	$230
Trade receivable reserves	221	227
Research and development costs	568	319
Inventory reserves	198	187
Lease liabilities	272	263
Deferred intercompany profit	283	260
NOLs, reserves not currently deductible, credit carryforwards and other	9,922	2,402
Total deferred tax assets before valuation allowance	11,553	3,888
Valuation allowance	(8,690)	(1,169)
Total deferred tax assets	2,863	2,719
Deferred tax liabilities:
Depreciation	(414)	(376)
Right of Use lease assets	(258)	(252)
Other, primarily the excess of book basis over tax basis of intangible assets	(1,777)	(2,038)
Total deferred tax liabilities	(2,449)	(2,666)
Total net deferred tax assets (liabilities)	$414	$53
Abbott has incurred losses in a foreign jurisdiction where realization of the future economic benefit was, in previous reporting periods, considered so remote that the benefit was not recognized as a deferred tax asset. In 2023, Abbott concluded that the future economic benefit of the incurred losses is no longer remote and therefore, a deferred tax asset was recognized. Abbott also concluded that it is not more likely than not that the tax benefit associated with the deferred tax asset will be realized; therefore, an offsetting valuation allowance was recognized.
The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

(in millions)	2023	2022
January 1	$2,036	$1,908
Increase due to current year tax positions	225	154
Increase due to prior year tax positions	1,338	108
Decrease due to prior year tax positions	(89)	(115)
Settlements	(144)	3
Lapse of statute	(43)	(22)
December 31	$3,323	$2,036
Abbott’s unrecognized tax benefits table includes amounts related to tax positions for which a deferred tax asset has not been recognized because the recognition of the future benefit is not expected. In 2023, Abbott's unrecognized tax benefits increased by $1.3 billion to $3.32 billion, which includes $2.06 billion attributable to tax positions that, if recognized, would result in a deferred tax asset and a related valuation allowance.
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $1.22 billion. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease between $70 million and $1.48 billion, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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
Diagnostic Products—Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories and alternate-care testing sites. For segment reporting purposes, the Core Laboratory Diagnostics, Rapid Diagnostics, Molecular Diagnostics and Point of Care Diagnostics businesses are aggregated and reported as the Diagnostic Products segment.
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

	Net Sales to External Customers (a)			Operating Earnings (a)
(in millions)	2023	2022	2021	2023	2022	2021
Established Pharmaceutical Products	$5,066	$4,912	$4,718	$1,206	$1,049	$889
Nutritional Products	8,154	7,459	8,294	1,333	706	1,763
Diagnostic Products (b)	9,988	16,469	15,526	2,433	6,640	6,237
Medical Devices (b)	16,887	14,802	14,485	5,306	4,436	4,533
Total Reportable Segments	40,095	43,642	43,023	$10,278	$12,831	$13,422
Other	14	11	52
Total	$40,109	$43,653	$43,075
________________________________________________________

(a)	In 2023 and 2022, foreign exchange unfavorably impacted net sales and operating earnings. In 2021, foreign exchange favorably impacted net sales and unfavorably impacted operating earnings.
(b)	2022 and 2021 Sales and Operating Earnings for the Diagnostic Products and Medical Devices reportable segments have been updated to reflect the internal transfer of the Acelis Connected Health business from Diagnostic Products to Medical Devices on January 1, 2023.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 16 — Segment and Geographic Area Information (Continued)

(in millions)	2023	2022	2021
Total Reportable Segment Operating Earnings	$10,278	$12,831	$13,422
Corporate functions and benefit plan costs	(308)	(509)	(801)
Net interest expense	(252)	(375)	(490)
Share-based compensation	(644)	(685)	(640)
Amortization of intangible assets	(1,966)	(2,013)	(2,047)
Other, net (c)	(444)	(943)	(1,233)
Earnings before Taxes	$6,664	$8,306	$8,211
_______________________________________________________

(c)
Other, net includes costs directly related to integrating acquired businesses and restructuring charges in 2023, 2022, and 2021. Charges and expenses for restructuring actions and other cost reduction initiatives were approximately $122 million in 2023, $265 million in 2022, and $375 million in 2021. Other, net in 2023 also includes charges of $100 million related to indefinite-lived intangible asset impairments, partially offset by income arising from fair value changes in contingent consideration related to previous business acquisitions. Other, net in 2022 also includes $176 million of charges related to a voluntary recall within the Nutritional products segment and $111 million of charges related to the impairment of IPR&D intangible assets. Other, net in 2021 also includes costs related to certain litigation.

	Depreciation			Additions to Property and Equipment (d)			Total Assets
(in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Established Pharmaceuticals	$104	$97	$94	$185	$175	$169	$3,118	$2,883	$2,789
Nutritionals	155	155	151	457	251	174	4,270	3,625	3,425
Diagnostics	499	494	760	750	832	980	7,767	7,985	7,699
Medical Devices	315	311	285	604	335	348	9,029	7,844	7,261
Total Reportable Segments	1,073	1,057	1,290	1,996	1,593	1,671	$24,184	$22,337	$21,174
Other	204	197	201	213	182	201
Total	$1,277	$1,254	$1,491	$2,209	$1,775	$1,872

(in millions)	2023	2022
Total Reportable Segment Assets	$24,184	$22,337
Cash and investments	8,078	10,936
Goodwill and intangible assets	32,494	33,253
All other (e)	8,458	7,912
Total Assets	$73,214	$74,438
________________________________________________________

(d)	Amounts exclude property, plant and equipment acquired through business acquisitions.
(e)	All other includes the long-term assets associated with the defined benefit plans of $4.16 billion in 2023 and $3.20 billion in 2022.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 16 — Segment and Geographic Area Information (Continued)

	Net Sales to External Customers (f)
(in millions)	2023	2022	2021
United States	$15,452	$18,142	$16,642
Germany	2,345	2,340	2,572
China	2,253	2,133	2,392
India	1,750	1,649	1,561
Switzerland	1,638	1,336	1,313
Japan	1,513	1,932	1,695
Netherlands	1,074	1,111	1,174
All Other Countries	14,084	15,010	15,726
Consolidated	$40,109	$43,653	$43,075
________________________________________________________

(f)	Sales by country are based on the country that sold the product.
Long-lived assets on a geographic basis primarily include property and equipment. It excludes goodwill, intangible assets, deferred tax assets, and financial instruments. At December 31, 2023 and 2022, long-lived assets totaled $16.2 billion and $14.2 billion, respectively, and in the United States such assets totaled $8.9 billion and $7.7 billion, respectively. Long-lived asset balances associated with other countries were not material on an individual country basis in either of the two years.

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
Abbott’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2023, the company’s internal control over financial reporting was effective based on those criteria.
Abbott’s independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company’s internal control over financial reporting. This report appears on page 79.
Robert B. Ford
Chairman of the Board and Chief Executive Officer
Philip P. Boudreau
Senior Vice President, Finance and Chief Financial Officer
John A. McCoy, Jr.
Vice President, Finance and Controller
February 16, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Abbott Laboratories
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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

Income taxes – Unrecognized tax benefits
Description of the Matter	As described in Note 15 to the consolidated financial statements, unrecognized tax benefits were approximately $3.3 billion at December 31, 2023. Unrecognized tax benefits are assessed by management quarterly for identification and measurement, or more frequently if there are any indicators suggesting a change in unrecognized tax benefits. Assessing tax positions involves judgment including interpreting tax laws of multiple jurisdictions and assumptions relevant to the measurement of an unrecognized tax benefit, including the estimated amount of tax liability that may be incurred should the tax position not be sustained upon inspection by a tax authority. These judgments and assumptions can significantly affect unrecognized tax benefits.

How We Addressed the Matter in our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s identification and measurement of unrecognized tax benefits, as well as its process for the assessment of events that may indicate a change in unrecognized tax benefits is warranted. For example, we tested controls over management’s review of the completeness of identified unrecognized tax benefits, as well as controls over management’s review of significant assumptions used within the measurement of unrecognized tax benefits.

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

Chicago, Illinois
February 16, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Abbott Laboratories

Opinion on Internal Control over Financial Reporting
We have audited Abbott Laboratories and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Abbott Laboratories and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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
February 16, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Evaluation of disclosure controls and procedures. The Chief Executive Officer, Robert B. Ford, and the Chief Financial Officer, Philip P. Boudreau, evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Commission under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management’s annual report on internal control over financial reporting. Management’s report on Abbott’s internal control over financial reporting is included on page 76 hereof. The report of Abbott’s independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 79 hereof.
Changes in internal control over financial reporting. During the quarter ended December 31, 2023, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference are “Election of Directors (Item 1 on Proxy Card),” “Committees of the Board of Directors,” and “Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting” to be included in the 2024 Abbott Laboratories Proxy Statement. The 2024 Proxy Statement will be filed on or about March 15, 2024. Also incorporated herein by reference is the text found under the caption, “Information About Our Executive Officers” on pages 19 through 20 hereof.
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
ITEM 11. EXECUTIVE COMPENSATION
The material required by this Item 11 will be included in the 2024 Proxy Statement under the headings “Director Compensation” and “Executive Compensation”, and such material is incorporated herein by reference. The 2024 Proxy Statement will be filed on or about March 15, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Equity Compensation Plan Information.
The following table presents information as of December 31, 2023 about our compensation plans under which Abbott common shares have been authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	28,569,075	$74.52	82,923,001
Equity compensation plans not approved by security holders	—	—	—
Total (1)	28,569,075	$74.52	82,923,001
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
Purchase cycles are generally six months long and usually begin on August 1 and February 1. On the last day of each purchase cycle, Abbott uses participant contributions to acquire Abbott common shares. The shares may be either authorized but unissued shares, treasury shares, or shares acquired on the open market. The purchase price is typically 85% of the lower of the fair market value of the shares on the purchase date or on the first day of that purchase cycle. As the number of shares subject to outstanding options is indeterminable, columns (a) and (b) of the above table do not include information on the Employee Stock Purchase Plan. As of December 31, 2023, an aggregate of 8,565,087 common shares were available for future issuance under the Employee Stock Purchase Plan, including shares subject to purchase during the current purchase cycle.
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
(b)Information Concerning Security Ownership. Incorporated herein by reference is the material under the headings “Security Ownership of Executive Officers and Directors” and “Information Concerning Security Ownership” in the 2024 Proxy Statement. The 2024 Proxy Statement will be filed on or about March 15, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The material to be included in the 2024 Proxy Statement under the headings “The Board of Directors,” “Committees of the Board of Directors,” and “Approval Process for Related Person Transactions” is incorporated herein by reference. The 2024 Proxy Statement will be filed on or about March 15, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The material to be included in the 2024 Proxy Statement under the headings “Audit Fees and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor” is incorporated herein by reference. The 2024 Proxy Statement will be filed on or about March 15, 2024.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this Form 10-K.
(1)Financial Statements: See Item 8, “Financial Statements and Supplementary Data,” on page 41 hereof, for a list of financial statements.
(2)Financial Statement Schedules: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	92
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	93
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3-05 of Regulation S-X
(3)Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is set forth in Item 15(b) below.
(b)Exhibits filed.

10-K Exhibit Table Item No.

3.1	*	Amended and Restated Articles of Incorporation of Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on April 26, 2021.

3.2	*	Amended and Restated By-Laws of Abbott Laboratories, effective as of April 28, 2023, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on February 17, 2023.

4.1	*
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

4.12	*	Form of 3.750% Notes due 2026, filed as Exhibit 4.5 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.

4.13	*	Form of 4.750% Notes due 2036, filed as Exhibit 4.6 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.

4.14	*	Form of 4.900% Notes due 2046, filed as Exhibit 4.7 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.

4.15	*
Officers’ Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to 2.350% Notes due 2019, 2.900% Notes due 2021, 3.400% Notes due 2023, 3.750% Notes due 2026, 4.750% Notes due 2036 and 4.900% Notes due 2046 (including forms of notes), filed as Exhibit 4.22 to the Abbott Laboratories 2016 Annual Report on Form 10-K.

4.16	*	Form of 3.875% Notes due 2025, filed as Exhibit 4.5 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.

4.17	*	Form of 4.75% Notes due 2043, filed as Exhibit 4.6 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.

4.18	*
Officers’ Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to 2.000% Notes due 2018, 2.800% Notes due 2020, 3.25% Notes due 2023, 3.875% Notes due 2025, and 4.75% Notes due 2043 (including form of notes), filed as Exhibit 4.7 to the Abbott Laboratories Quarterly Report on Form 10-Q for the period ended March 31, 2017.

4.19	†
Indenture, dated as of July 28, 2009, between St. Jude Medical, LLC (successor to St. Jude Medical, Inc.) and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the St. Jude Medical, Inc. Current Report on Form 8-K dated July 28, 2009.

4.20	†
Fourth Supplemental Indenture, dated as of April 2, 2013, between St. Jude Medical, LLC (successor to St. Jude Medical, Inc.) and U.S. Bank National Association, as trustee, relating to St. Jude Medical, LLC’s 3.25% Senior Notes due 2023 and 4.75% Senior Notes due 2043 (including forms of notes), filed as Exhibit 4.1 to the St. Jude Medical, Inc. Current Report on Form 8-K dated April 2, 2013.

4.21	†
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

4.22	†
Sixth Supplemental Indenture, dated as of January 4, 2017, among St. Jude Medical, Inc., St. Jude Medical, LLC and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the St. Jude Medical, LLC Current Report on Form 8-K dated January 4, 2017.

4.23	*
Form of Seventh Supplemental Indenture between St. Jude Medical, LLC and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to the Abbott Laboratories Registration Statement on Form S-4 dated February 21, 2017.

10-K Exhibit Table Item No.
4.24	*
Indenture dated September 27, 2018, among Abbott Ireland Financing DAC, as issuer, Abbott Laboratories, as guarantor and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018.

4.25	*
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

4.27	*	Form of 1.500% Note due 2026 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018).

4.28	*	Form of 0.100% Note due 2024 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated November 19, 2019).

4.29	*	Form of 0.375% Note due 2027 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated November 19, 2019).

4.30	*
Officers’ Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to 1.150% Notes due 2028 and 1.400% Notes due 2030, filed as Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated June 22, 2020.

4.31	*
Form of 1.150% Notes due 2028, filed as Exhibit 4.3 to the Abbott Laboratories Current Report on Form 8-K filed on June 24, 2020 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated June 22, 2020).

4.32	*
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

4.33	*	Description of Registrant’s Securities, filed as Exhibit 4.36 to the 2021 Abbott Laboratories Annual Report on Form 10-K.

10.1	*	Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**

10.2	*	Abbott Laboratories Deferred Compensation Plan, as amended, filed as Exhibit 10.2 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.3	*	Abbott Laboratories 401(k) Supplemental Plan, as amended and restated, filed as Exhibit 10.3 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**

10.4	*	Abbott Laboratories Supplemental Pension Plan, as amended and restated, filed as Exhibit 10.4 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.5		1986 Abbott Laboratories Management Incentive Plan, as amended and restated.**

10.6		1998 Abbott Laboratories Performance Incentive Plan, as amended and restated.**

10.7	*	Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.7 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**

10-K Exhibit Table Item No.
10.8	*	Abbott Laboratories 2009 Incentive Stock Program, as amended and restated, filed as Exhibit 10.9 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.9		Abbott Laboratories 2017 Incentive Stock Program, as amended and restated.**

10.10	*	Abbott Laboratories Non-Employee Directors’ Fee Plan, as amended and restated, filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the period ended March 31, 2023.**

10.11	*
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
Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers, extending the agreement term to December 31, 2024, filed as Exhibit 10.59 to the 2022 Abbott Laboratories Annual Report on Form 10-K.**

10.59	*	Form of Time Sharing Agreement between Abbott Laboratories Inc. and Robert B. Ford, filed as Exhibit 10.68 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.60	†
St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2014), filed as Exhibit 10.22 to St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended January 3, 2015 dated February 26, 2015.**

10.61	†
Form of Non-Qualified Stock Option Agreement (Global) and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.24 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012 dated February 26, 2013.**

10.62	†
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.25 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012, dated February 26, 2013.**

10.63	*	Management Savings Plan, as amended and restated, filed as Exhibit 10.75 to the 2019 Abbott Laboratories Annual Report on Form 10-K.**

10.64	*	Abbott Overseas Managers Pension Plan, as amended and restated, filed as Exhibit 10.74 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.65		Five Year Credit Agreement, dated as of January 29, 2024, among Abbott Laboratories, as borrower, various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

21		Subsidiaries of Abbott Laboratories.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2		Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97		Abbott Laboratories Dodd-Frank Clawback Policy.

101
The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 16, 2024, formatted in Inline XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Balance Sheet; (v) Consolidated Statement of Shareholders’ Investment; and (vi) the notes to the consolidated financial statements.

10-K Exhibit Table Item No.
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
(c)Financial Statement Schedule filed (page 92).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES

By	/s/ ROBERT B. FORD
Robert B. Ford
Chairman of the Board and Chief Executive Officer

Date:	February 16, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 16, 2024 in the capacities indicated below.

/s/ ROBERT B. FORD	/s/ PHILIP P. BOUDREAU
Robert B. Ford	Philip P. Boudreau
Chairman of the Board and Chief Executive Officer, and Director of Abbott Laboratories (principal executive officer)	Senior Vice President, Finance and Chief Financial Officer (principal financial officer)

/s/ JOHN A. MCCOY, JR.
John A. McCoy, Jr.
Vice President, Finance and Controller (principal accounting officer)

/s/ ROBERT J. ALPERN	/s/ CLAIRE BABINEAUX-FONTENOT
Robert J. Alpern, M.D.	Claire Babineaux-Fontenot
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ SALLY E. BLOUNT	/s/ PAOLA GONZALEZ
Sally E. Blount, Ph.D.	Paola Gonzalez
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ MICHELLE A. KUMBIER	/s/ DARREN W. MCDEW
Michelle A. Kumbier	Darren W. McDew
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ NANCY MCKINSTRY	/s/ MICHAEL G. O'GRADY
Nancy McKinstry	Michael G. O'Grady
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ MICHAEL F. ROMAN	/s/ DANIEL J. STARKS
Michael F. Roman	Daniel J. Starks
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ JOHN G. STRATTON
John G. Stratton
Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(in millions)

Allowances for Doubtful Accounts and Product Returns	Balance at Beginning of Year	Provisions/ Charges to Income	Amounts Charged Off and Other Deductions	Balance at End of Year
2023	$500	$60	$(116)	$444
2022	519	122	(141)	500
2021	460	145	(86)	519

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Abbott Laboratories

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2023 and 2022, for each of the three years in the period ended December 31, 2023, and have issued our report thereon dated February 16, 2024 (included elsewhere in this Annual Report on Form 10-K). Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K (the “schedule”). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Chicago, Illinois
February 16, 2024