Form 10-Q
period 2024-03-31
ABBOTT LABORATORIES
filed 2024-05-02
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2024, Abbott Laboratories had 1,739,633,759 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended
	March 31
	2024	2023
Net sales	$9,964	$9,747

Cost of products sold, excluding amortization of intangible assets	4,463	4,331
Amortization of intangible assets	472	491
Research and development	684	654
Selling, general and administrative	2,959	2,762
Total operating cost and expenses	8,578	8,238

Operating earnings	1,386	1,509

Interest expense	141	153
Interest (income)	(80)	(101)
Net foreign exchange (gain) loss	—	6
Other (income) expense, net	(111)	(111)
Earnings before taxes	1,436	1,562
Taxes on earnings	211	244
Net Earnings	$1,225	$1,318

Basic Earnings Per Common Share	$0.70	$0.75

Diluted Earnings Per Common Share	$0.70	$0.75

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,740,203	1,741,738
Dilutive Common Stock Options	9,449	9,977
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,749,652	1,751,715

Outstanding Common Stock Options Having No Dilutive Effect	6,892	7,332
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended
	March 31
	2024	2023
Net Earnings	$1,225	$1,318
Foreign currency translation gain (loss) adjustments	(386)	139
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $1 in 2024 and $— in 2023	4	2
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $30 in 2024 and $(58) in 2023	55	(129)
Other comprehensive income (loss)	(327)	12
Comprehensive Income	$898	$1,330

	March 31, 2024	December 31, 2023
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(6,890)	$(6,504)
Net actuarial (losses) and prior service (costs) and credits	(1,372)	(1,376)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	96	41
Accumulated Other Comprehensive Income (Loss)	$(8,166)	$(7,839)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$6,284	$6,896
Short-term investments	367	383
Trade receivables, less allowances of $439 in 2024 and $444 in 2023	6,605	6,565
Inventories:
Finished products	4,063	3,946
Work in process	881	807
Materials	1,883	1,817
Total inventories	6,827	6,570
Prepaid expenses and other receivables	2,293	2,256
Total Current Assets	22,376	22,670
Investments	818	799
Property and equipment, at cost	22,055	21,933
Less: accumulated depreciation and amortization	11,948	11,779
Net property and equipment	10,107	10,154
Intangible assets, net of amortization	8,296	8,815
Goodwill	23,383	23,679
Deferred income taxes and other assets	7,487	7,097
	$72,467	$73,214
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,178	$4,295
Salaries, wages and commissions	1,092	1,597
Other accrued liabilities	5,220	5,422
Dividends payable	959	955
Income taxes payable	562	492
Current portion of long-term debt	2,010	1,080
Total Current Liabilities	14,021	13,841
Long-term debt	12,576	13,599
Post-employment obligations, deferred income taxes and other long-term liabilities	6,827	6,947
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2024: 1,989,789,999; 2023: 1,987,883,852	24,726	24,869
Common shares held in treasury, at cost — Shares: 2024: 250,155,515; 2023: 253,807,494	(15,761)	(15,981)
Earnings employed in the business	38,011	37,554
Accumulated other comprehensive income (loss)	(8,166)	(7,839)
Total Abbott Shareholders’ Investment	38,810	38,603
Noncontrolling Interests in Subsidiaries	233	224
Total Shareholders’ Investment	39,043	38,827
	$72,467	$73,214
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended March 31
	2024	2023
Common Shares:
Balance at January 1
Shares: 2024: 1,987,883,852; 2023: 1,986,519,278	$24,869	$24,709
Issued under incentive stock programs
Shares: 2024: 1,906,147; 2023: 384,892	87	16
Share-based compensation	322	296
Issuance of restricted stock awards	(552)	(533)
Balance at March 31
Shares: 2024: 1,989,789,999; 2023: 1,986,904,170	$24,726	$24,488

Common Shares Held in Treasury:
Balance at January 1
Shares: 2024: 253,807,494; 2023: 248,724,257	$(15,981)	$(15,229)
Issued under incentive stock programs
Shares: 2024: 3,838,255; 2023: 3,933,165	242	242
Purchased
Shares: 2024: 186,276; 2023: 3,166,279	(22)	(320)
Balance at March 31
Shares: 2024: 250,155,515; 2023: 247,957,371	$(15,761)	$(15,307)

Earnings Employed in the Business:
Balance at January 1	$37,554	$35,257
Net earnings	1,225	1,318
Cash dividends declared on common shares (per share — 2024: $0.55; 2023: $0.51)	(960)	(890)
Effect of common and treasury share transactions	192	183
Balance at March 31	$38,011	$35,868

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(7,839)	$(8,051)
Other comprehensive income (loss)	(327)	12
Balance at March 31	$(8,166)	$(8,039)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$224	$219
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	9	3
Balance at March 31	$233	$222
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Three Months Ended March 31
	2024	2023
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,225	$1,318
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	333	315
Amortization of intangible assets	472	491
Share-based compensation	304	281
Trade receivables	(151)	233
Inventories	(410)	(419)
Other, net	(748)	(1,076)
Net Cash From Operating Activities	1,025	1,143

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(398)	(380)
Sales (purchases) of other investment securities, net	(28)	(86)
Other	1	4
Net Cash From (Used in) Investing Activities	(425)	(462)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	(127)	(42)
Purchases of common shares	(226)	(540)
Proceeds from stock options exercised	134	62
Dividends paid	(957)	(890)
Net Cash From (Used in) Financing Activities	(1,176)	(1,410)

Effect of exchange rate changes on cash and cash equivalents	(36)	8

Net Increase (Decrease) in Cash and Cash Equivalents	(612)	(721)
Cash and Cash Equivalents, Beginning of Year	6,896	9,882
Cash and Cash Equivalents, End of Period	$6,284	$9,161
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

Note 2 — New Accounting Standards

Recent Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the breadth and frequency of required segment disclosures. The guidance is required to be applied retrospectively to all periods presented in the financial statements. The standard becomes effective for Abbott for full year 2024 reporting and for interim periods beginning in the first quarter of 2025. Abbott is currently evaluating the impact of this new standard on its consolidated financial statements.

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
March 31, 2024
(Unaudited)
Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

The following tables provide detail by sales category:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$928	$928	$—	$912	$912
Other	—	298	298	—	277	277
Total	—	1,226	1,226	—	1,189	1,189
Nutritionals —
Pediatric Nutritionals	514	495	1,009	459	465	924
Adult Nutritionals	364	695	1,059	353	690	1,043
Total	878	1,190	2,068	812	1,155	1,967
Diagnostics —
Core Laboratory	310	895	1,205	289	893	1,182
Molecular	42	87	129	47	100	147
Point of Care	98	41	139	93	41	134
Rapid Diagnostics	481	260	741	906	319	1,225
Total	931	1,283	2,214	1,335	1,353	2,688
Medical Devices —
Rhythm Management	271	291	562	260	267	527
Electrophysiology	269	318	587	238	267	505
Heart Failure	237	68	305	218	63	281
Vascular	254	435	689	218	399	617
Structural Heart	233	282	515	210	251	461
Neuromodulation	181	45	226	155	41	196
Diabetes Care	589	980	1,569	479	834	1,313
Total	2,034	2,419	4,453	1,778	2,122	3,900

Other	3	—	3	3	—	3

Total	$3,846	$6,118	$9,964	$3,928	$5,819	$9,747

Products sold by the Diagnostics segment include various types of diagnostic tests to detect the COVID-19 coronavirus. In the first three months of 2024 and 2023, Abbott’s COVID-19 testing-related sales totaled $204 million and $730 million, respectively.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)
Note 3 — Revenue (Continued)
Remaining Performance Obligations

As of March 31, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $4.5 billion in the Diagnostics segment and approximately $495 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 59 percent of these remaining performance obligations over the next 24 months, approximately 16 percent over the subsequent 12 months and the remainder thereafter.

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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2023	$545
Unearned revenue from cash received during the period	120
Revenue recognized related to contract liability balance	(116)
Balance at March 31, 2024	$549

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended March 31, 2024 and 2023 were $1.220 billion and $1.313 billion, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first three months of 2024 includes $280 million of pension contributions and the payment of cash taxes of approximately $225 million. The first three months of 2023 includes $282 million of pension contributions and the payment of cash taxes of approximately $122 million.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)
Note 4 — Supplemental Financial Information (Continued)
The following summarizes the activity for the first three months of 2024 related to the allowance for doubtful accounts as of March 31, 2024:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2023	$241
Provisions/charges to income	14
Amounts charged off and other adjustments	(8)
Balance at March 31, 2024	$247

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

The components of long-term investments as of March 31, 2024 and December 31, 2023 are as follows:

(in millions)	March 31, 2024	December 31, 2023
Long-term Investments:
Equity securities	$547	$555
Other	271	244
Total	$818	$799

The increase in Abbott’s long-term investments as of March 31, 2024 versus the balance as of December 31, 2023 primarily relates to additional investments and earnings from equity method investments, partially offset by the impairment of certain securities.

Abbott’s equity securities as of March 31, 2024, include $317 million of investments in mutual funds that are held in a rabbi trust. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of March 31, 2024 with a carrying value of $154 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $66 million that do not have a readily determinable fair value.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)
Note 5 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended March 31
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges and Other
(in millions)	2024	2023	2024	2023	2024	2023
Balance at January 1	$(6,504)	$(6,733)	$(1,376)	$(1,493)	$41	$175
Other comprehensive income (loss) before reclassifications	(386)	139	2	2	68	(42)
Amounts reclassified from accumulated other comprehensive income	—	—	2	—	(13)	(87)
Net current period comprehensive income (loss)	(386)	139	4	2	55	(129)
Balance at March 31	$(6,890)	$(6,594)	$(1,372)	$(1,491)	$96	$46

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

The final allocation of the purchase price of the CSI acquisition resulted in the recording of two non-deductible developed technology intangible assets totaling $305 million; non-deductible in-process research and development asset of $15 million, which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of $369 million; net deferred tax assets of $46 million and other net assets of $116 million. The goodwill is identifiable to the Medical Devices reportable segment and is attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. Revenues and earnings of CSI included in Abbott's condensed consolidated financial statements since the acquisition date are not material to Abbott's consolidated revenue and earnings.

Note 7 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.4 billion at March 31, 2024 and $23.7 billion at December 31, 2023. Foreign currency translation adjustments decreased goodwill by approximately $294 million in the first three months of 2024. The amount of goodwill related to reportable segments at March 31, 2024 was $2.7 billion for the Established Pharmaceutical Products segment, $285 million for the Nutritional Products segment, $3.5 billion for the Diagnostic Products segment, and $16.9 billion for the Medical Devices segment. There was no reduction of goodwill relating to impairments in the first three months of 2024.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)
Note 7 — Goodwill and Intangible Assets (Continued)
The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.5 billion and $27.7 billion as of March 31, 2024 and December 31, 2023, respectively. Accumulated amortization was $20.0 billion and $19.7 billion as of March 31, 2024 and December 31, 2023, respectively. In the first three months of 2024, intangible assets decreased $38 million due to foreign currency translation and $8 million due to an impairment charge. Abbott’s estimated annual amortization expense for intangible assets is approximately $1.9 billion in 2024, $1.7 billion in 2025, $1.6 billion in 2026, $1.3 billion in 2027 and $0.7 billion in 2028.

Indefinite-lived intangible assets, which relate to in-process R&D (IPR&D) acquired in a business combination, were approximately $787 million as of March 31, 2024 and as of December 31, 2023.

Note 8 — Restructuring Plans

In 2024, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its nutritional business, including the discontinuation of its ZonePerfect® product line, and in its medical devices segment. In the first three months of 2024, Abbott recorded employee related severance and other charges of approximately $17 million, of which approximately $11 million was recorded in Cost of products sold, approximately $1 million was recorded in Research and development and approximately $5 million was recorded in Selling, general and administrative expenses. Payments related to these actions totaled $3 million in the first three months of 2024 and the remaining liabilities totaled $14 million at March 31, 2024. In addition, Abbott recognized asset impairment charges of approximately $30 million related to these restructuring plans.

In 2023 and 2022, Abbott management approved plans to restructure or streamline various operations in order to reduce costs in its medical devices, diagnostic, nutritional and established pharmaceutical businesses. The following summarizes the 2024 activity related to these restructuring actions and the status of the related accruals as of March 31, 2024:

(in millions)
Accrued balance at December 31, 2023	$137
Payments and other adjustments	(41)
Accrued balance at March 31, 2024	$96

Note 9 — Incentive Stock Programs

In the first three months of 2024, Abbott granted 1,666,566 stock options, 404,597 restricted stock awards and 5,189,560 restricted stock units under its incentive stock program. At March 31, 2024, approximately 60 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at March 31, 2024 is as follows:

	Outstanding	Exercisable
Number of shares	28,281,501	24,296,425
Weighted average remaining life (years)	5.1	4.4
Weighted average exercise price	$78.71	$73.05
Aggregate intrinsic value (in millions)	$1,031	$1,020

The total unrecognized share-based compensation cost at March 31, 2024 amounted to approximately $787 million, which is expected to be recognized over the next three years.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)
Note 10 — Debt and Lines of Credit

Abbott has readily available financial resources, including unused lines of credit that support commercial paper borrowing arrangements and provide Abbott with the ability to borrow up to $5 billion on an unsecured basis. On January 29, 2024, Abbott terminated its 2020 Five Year Credit Agreement (2020 Agreement) and entered into a new Five Year Credit Agreement (Revolving Credit Agreement). There were no outstanding borrowings under the 2020 Agreement at the time of its termination. Any borrowings under the Revolving Credit Agreement will mature and be payable on January 29, 2029 and will bear interest, at Abbott’s option, based on either a base rate or Secured Overnight Financing Rate (SOFR), plus an applicable margin based on Abbott’s credit ratings.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates, primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.3 billion at March 31, 2024 and at December 31, 2023, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of March 31, 2024 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At March 31, 2024 and December 31, 2023, Abbott held gross notional amounts of $14.5 billion and $13.8 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan, scheduled to mature in November 2024, of approximately $395 million and $419 million as of March 31, 2024 and December 31, 2023, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $2.2 billion at March 31, 2024 and December 31, 2023 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)
Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2024 and December 31, 2023:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	March 31, 2024	December 31, 2023	Balance Sheet Caption	March 31, 2024	December 31, 2023	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$88	$95	Post-employment obligations, deferred income taxes and other long-term liabilities
Current	—	—	Prepaid expenses and other receivables	31	—	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	118	88	Prepaid expenses and other receivables	61	134	Other accrued liabilities
Others not designated as hedges	52	81	Prepaid expenses and other receivables	39	97	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	395	419	Current portion of long-term debt
	$170	$169		$614	$745

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months ended March 31, 2024 and 2023.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended March 31		Three Months Ended March 31
(in millions)	2024	2023	2024	2023	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$127	$(63)	$18	$126	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	24	(5)	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	(24)	9	Interest expense

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)
Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
Gains of $92 million and losses of $103 million were recognized in the three months ended March 31, 2024 and 2023, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of March 31, 2024 and December 31, 2023 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	March 31, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$547	$547	$555	$555
Other	271	271	244	244
Total Long-term Debt	(14,586)	(14,299)	(14,679)	(14,769)
Foreign Currency Forward Exchange Contracts:
Receivable position	170	170	169	169
(Payable) position	(100)	(100)	(231)	(231)
Interest Rate Hedge Contracts:
(Payable) position	(119)	(119)	(95)	(95)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)
Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2024:
Equity securities	$327	$327	$—	$—
Foreign currency forward exchange contracts	170	—	170	—
Total Assets	$497	$327	$170	$—

Fair value of hedged long-term debt	$2,046	$—	$2,046	$—
Interest rate swap derivative financial instruments	119	—	119	—
Foreign currency forward exchange contracts	100	—	100	—
Contingent consideration related to business combinations	59	—	—	59
Total Liabilities	$2,324	$—	$2,265	$59

December 31, 2023:
Equity securities	$326	$326	$—	$—
Foreign currency forward exchange contracts	169	—	169	—
Total Assets	$495	$326	$169	$—

Fair value of hedged long-term debt	$2,052	$—	$2,052	$—
Interest rate swap derivative financial instruments	95	—	95	—
Foreign currency forward exchange contracts	231	—	231	—
Contingent consideration related to business combinations	112	—	—	112
Total Liabilities	$2,490	$—	$2,378	$112

The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments. The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs. The fair value of the contingent consideration was determined based on independent appraisals at the time of acquisition, adjusted for the time value of money and other changes in fair value. The decrease in the amount of contingent consideration from December 31, 2023 reflects a payment of $40 million and a $13 million change in the fair value of the remaining contingent consideration.

The maximum amount for certain contingent consideration is not determinable as it is based on a percent of certain sales. Excluding such contingent consideration, the maximum amount that may be due under the other contingent consideration arrangements was estimated at March 31, 2024 to be approximately $135 million, which is dependent upon attaining certain sales thresholds or upon the occurrence of certain events, such as regulatory approvals.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $45 million to $60 million. The recorded accrual balance at March 31, 2024 for these proceedings and exposures was approximately $55 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

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

	Defined Benefit Plans		Medical and Dental Plans
	Three Months Ended March 31		Three Months Ended March 31
(in millions)	2024	2023	2024	2023
Service cost - benefits earned during the period	$61	$60	$10	$9
Interest cost on projected benefit obligations	118	114	15	14
Expected return on plan assets	(262)	(242)	(6)	(6)
Net amortization of:
Actuarial loss, net	6	3	—	—
Prior service cost (credit)	—	—	(3)	(3)
Net cost (credit)	$(77)	$(65)	$16	$14

Abbott funds its domestic defined benefit plans according to Internal Revenue Service funding limitations. International pension plans are funded according to similar regulations. In the first three months of 2024 and 2023, $280 million and $282 million, respectively, were contributed to defined benefit plans. In the first three months of 2024 and 2023, $28 million was contributed in each year to the post-employment medical and dental plans.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)
Note 14 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first three months of 2024 and 2023, taxes on earnings include approximately $25 million and $3 million, respectively, in excess tax benefits associated with share-based compensation. In the first three months of 2024 and 2023, taxes on earnings also include approximately $10 million and $22 million, respectively, of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $82 million to $1.34 billion, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

In September 2023, Abbott received a Statutory Notice of Deficiency (SNOD) from the U.S. Internal Revenue Service (IRS) for the 2019 Federal tax year in the amount of $417 million. The primary adjustments proposed in the SNOD relate to the reallocation of income between Abbott’s U.S. entities and its foreign affiliates. Abbott believes that the income reallocation adjustments proposed in the SNOD are without merit, in part because certain adjustments contradict methods that were agreed to with the IRS in prior audit periods. The SNOD also contains other proposed adjustments that Abbott believes are erroneous and unsupported. Abbott filed a petition with the U.S. Tax Court contesting the SNOD in December 2023.

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

The Organization for Economic Cooperation & Development (OECD) has proposed a two-pillared plan for a revised international tax system. Pillar 1 proposes to reallocate taxing rights among the jurisdictions in which in-scope multinational corporations operate. Abbott is continuing to analyze the Pillar 1 proposal. Pillar 2 proposes to assess a 15 percent minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Numerous countries have enacted legislation to adopt the Pillar 2 model rules. A subset of the rules became effective January 1, 2024, and the remaining rules become effective January 1, 2025 or later. Abbott continues to analyze the Pillar 2 model rules. The full implementation of the model rules may have a material impact on Abbott’s condensed consolidated financial statements in the future.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
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
March 31, 2024
(Unaudited)
Note 15 — Segment Information (Continued)
The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the condensed consolidated financial statements.

	Net Sales to External Customers		Operating Earnings
	Three Months Ended March 31		Three Months Ended March 31
(in millions)	2024	2023	2024	2023
Established Pharmaceutical Products	$1,226	$1,189	$267	$300
Nutritional Products	2,068	1,967	377	380
Diagnostic Products	2,214	2,688	474	651
Medical Devices	4,453	3,900	1,360	1,078
Total Reportable Segments	9,961	9,744	2,478	2,409
Other	3	3
Net sales	$9,964	$9,747
Corporate functions and benefit plan costs			(66)	(77)
Net interest expense			(61)	(52)
Share-based compensation (a)			(304)	(281)
Amortization of intangible assets			(472)	(491)
Other, net (b)			(139)	54
Earnings before taxes			$1,436	$1,562
______________________________________

(a)	Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)
Other, net for the three months ended March 31, 2024 and March 31, 2023 includes charges related to restructuring actions. Other, net for the three months ended March 31, 2024 also includes integration costs associated with the acquisition of CSI and $38 million related to various investment impairments.

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

	Net Sales to External Customers
(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,226	$1,189	3.1%	(10.6)%	13.7%
Nutritional Products	2,068	1,967	5.1	(2.6)	7.7
Diagnostic Products	2,214	2,688	(17.6)	(2.1)	(15.5)
Medical Devices	4,453	3,900	14.2	(1.2)	15.4
Total Reportable Segments	9,961	9,744	2.2	(2.9)	5.1
Other	3	3	—	—	—
Net Sales	$9,964	$9,747	2.2	(2.9)	5.1

Total U.S.	$3,846	$3,928	(2.1)	—	(2.1)

Total International	$6,118	$5,819	5.2	(4.8)	10.0
______________________________________

Notes:	In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

The 5.1 percent increase in total net sales during the first three months of 2024, excluding the impact of foreign exchange, reflected higher sales primarily in the Medical Devices and Established Pharmaceuticals segments, partially offset by a decrease in demand for Abbott’s rapid diagnostic tests to detect COVID-19. Abbott’s COVID-19 testing-related sales totaled $204 million during the first quarter of 2024 and $730 million during the first quarter of 2023. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 8.2 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 11.3 percent. In the first quarter of 2024, Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates as the relatively stronger U.S. dollar decreased total international sales by 4.8 percent and total sales by 2.9 percent.

The table below provides detail by sales category for the three months ended March 31. Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	March 31, 2024	March 31, 2023	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$928	$912	1.7%	(13.7)%	15.4%
Other Emerging Markets	298	277	7.6	(0.6)	8.2

Nutritionals —
International Pediatric Nutritionals	495	465	6.4	(2.5)	8.9
U.S. Pediatric Nutritionals	514	459	12.0	—	12.0
International Adult Nutritionals	695	690	0.8	(5.6)	6.4
U.S. Adult Nutritionals	364	353	3.0	—	3.0

Diagnostics —
Core Laboratory	1,205	1,182	2.0	(3.9)	5.9
Molecular	129	147	(11.9)	(0.2)	(11.7)
Point of Care	139	134	3.7	0.1	3.6
Rapid Diagnostics	741	1,225	(39.5)	(0.8)	(38.7)

Medical Devices —
Rhythm Management	562	527	6.8	(0.7)	7.5
Electrophysiology	587	505	16.2	(2.2)	18.4
Heart Failure	305	281	8.5	0.1	8.4
Vascular	689	617	11.7	(1.0)	12.7
Structural Heart	515	461	11.7	(1.3)	13.0
Neuromodulation	226	196	15.3	(2.1)	17.4
Diabetes Care	1,569	1,313	19.5	(1.2)	20.7

Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets for Established Pharmaceutical Products increased 15.4 percent in the first three months of 2024, led by growth in several countries and across several therapeutic areas, including respiratory, women's health, and central nervous system/pain management. Other Emerging Markets, excluding the effect of foreign exchange, increased by 8.2 percent in the first three months of 2024.

Excluding the impact of foreign exchange, total Nutritional Products sales in the first three months of 2024 increased 7.7 percent. In U.S. Pediatric Nutritionals, the 12.0 percent increase in sales in the first three months of 2024 reflects the continued progress in recovering market share following the voluntary recall of certain infant formula products in the first quarter of 2022, partially offset by a decrease in PediaSure® and Pedialyte® sales. Excluding the effect of foreign exchange, the 8.9 percent increase in International Pediatric Nutritional sales in the first three months of 2024 primarily reflects growth in Canada and several countries in Asia Pacific and Latin America.

Excluding the effect of foreign exchange, the increases of 3.0 percent in U.S. Adult Nutritionals and 6.4 percent in International Adult Nutritionals in the first three months of 2024 reflect growth of Ensure® and Glucerna® product sales.
The 15.5 percent decrease in Diagnostic Products sales in the first three months of 2024, excluding the impact of foreign exchange, was primarily driven by lower demand for COVID-19 tests. In Rapid Diagnostics, sales decreased 38.7 percent in the first three months of 2024, excluding the effect of foreign exchange, due to lower demand for COVID-19 tests. In the first three months of 2024 and 2023, Rapid Diagnostics COVID-19 testing-related sales were $197 million and $704 million, respectively. In the first three months of 2024, Rapid Diagnostics sales increased 4.4 percent, excluding COVID-19 testing-related sales, and increased 5.6 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.
In Core Laboratory Diagnostics, sales increased 5.9 percent in the first three months of 2024, excluding the effect of foreign exchange, due to the continued deployment of Abbott's Alinity® testing platform and higher volume of routine diagnostic testing performed in hospitals and other laboratories, partially offset by lower test sales for the detection of COVID-19 IgG and IgM antibodies. In the first three months of 2024 and 2023, Core Laboratory Diagnostics COVID-19 testing-related sales were $3 million and $6 million, respectively. In the first three months of 2024, Core Laboratory Diagnostics sales increased 2.2 percent, excluding COVID-19 testing-related sales, and increased 6.2 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

The 11.7 percent decrease in Molecular Diagnostics sales in the first three months of 2024, excluding the effect of foreign exchange, was primarily driven by lower demand for laboratory-based molecular tests for COVID-19. In the first three months of 2024 and 2023, Molecular Diagnostics COVID-19 testing-related sales were $4 million and $20 million, respectively. In the first three months of 2024, Molecular Diagnostics sales decreased 1.1 percent, excluding COVID-19 testing-related sales, and decreased 0.8 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

Excluding the effect of foreign exchange, total Medical Devices sales increased 15.4 percent in the first three months of 2024, led by double-digit growth in Diabetes Care, Electrophysiology, Vascular, Structural Heart and Neuromodulation. Higher Diabetes Care sales were driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, in the U.S. and internationally. FreeStyle Libre sales totaled $1.5 billion in the first three months of 2024, which reflected a 23.3 percent increase, excluding the effect of foreign exchange, over the first three months of 2023 when FreeStyle Libre sales totaled $1.2 billion.

In January 2024, Abbott announced that Tandem Diabetes Care, Inc.'s t:slim X2™ insulin pump is the first automated insulin delivery system in the U.S. to integrate with Abbott's FreeStyle Libre 2 Plus sensor for treating diabetes. In February 2024, Insulet's Omnipod® 5 Automated Insulin Delivery System received CE Mark approval to be offered as an integrated solution with Abbott's FreeStyle Libre 2 Plus sensor.

During the first three months of 2024, procedure volumes continued to increase across the cardiovascular and neuromodulation businesses. In Structural Heart, the 13.0 percent increase in sales, excluding the effect of foreign exchange, primarily reflects continued growth of the MitraClip® and Navitor® products, as well as various structural intervention products. In Vascular, the 12.7 percent increase in sales, excluding the impact of foreign exchange, during the first three months of 2024 was primarily due to the acquisition of Cardiovascular Systems, Inc. (CSI) in April 2023 and double-digit growth in other endovascular sales.

In Electrophysiology, the 18.4 percent increase in sales, excluding the effect of foreign exchange, primarily reflects higher procedure volumes in the U.S., the Asia Pacific region and various European countries. In Neuromodulation, the 17.4 percent increase in sales, excluding the effect of foreign exchange, was driven by the EternaTM rechargeable spinal cord stimulation system for the treatment of chronic pain.

Abbott's gross profit margin percentage remained at 50.5 percent for the first quarter of 2024 compared to the first quarter of 2023 as the unfavorable effect of foreign exchange was offset by the favorable impacts of gross margin improvement initiatives, higher pricing in various businesses and product mix.

Research and development (R&D) expenses increased $30 million, or 4.5 percent, in the first quarter of 2024 compared to the prior year. The increase in R&D expenses in the first quarter of 2024 was driven by higher spending on various projects.

Selling, general and administrative (SG&A) expenses increased $197 million, or 7.1 percent, in the first quarter of 2024 compared to the prior year as higher SG&A spending to drive growth across various businesses was partially offset by the favorable impact of foreign exchange.

Restructuring Plans

In 2024, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its nutritional business, including the discontinuation of its ZonePerfect® product line, and in its medical devices segment. In the first three months of 2024, Abbott recorded employee related severance and other charges of approximately $17 million, of which approximately $11 million was recorded in Cost of products sold, approximately $1 million was recorded in Research and development and approximately $5 million was recorded in Selling, general and administrative expenses. Payments related to these actions totaled $3 million in the first three months of 2024 and the remaining liabilities totaled $14 million at March 31, 2024. In addition, Abbott recognized asset impairment charges of approximately $30 million related to these restructuring plans.

Other (Income) Expense, net

Other income, net totaled $111 million in the first quarter of 2024 and 2023. An increase in income associated with the non-service cost components of net pension and post-retirement medical benefit costs and a favorable change in the fair value of contingent consideration liabilities were offset by charges related to investment impairments.

Interest Expense, net

Interest expense, net increased from $52 million in the first quarter of 2023 to $61 million in the first quarter of 2024 as interest income decreased from $101 million to $80 million due to a lower average cash balance in the first quarter of 2024 versus the first quarter of 2023. The decrease in interest income was partially offset by lower interest expense due to the repayment of approximately $2.25 billion of long-term debt in September and November of 2023.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first three months of 2024 and 2023, taxes on earnings include approximately $25 million and $3 million, respectively, in excess tax benefits associated with share-based compensation. In the first three months of 2024 and 2023, taxes on earnings also include approximately $10 million and $22 million, respectively, of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $82 million to $1.34 billion, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

In September 2023, Abbott received a Statutory Notice of Deficiency (SNOD) from the IRS for the 2019 Federal tax year in the amount of $417 million. The primary adjustments proposed in the SNOD relate to the reallocation of income between Abbott’s U.S. entities and its foreign affiliates. Abbott believes that the income reallocation adjustments proposed in the SNOD are without merit, in part because certain adjustments contradict methods that were agreed to with the IRS in prior audit periods. The SNOD also contains other proposed adjustments that Abbott believes are erroneous and unsupported. Abbott filed a petition with the U.S. Tax Court contesting the SNOD in December 2023.

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

The Organization for Economic Cooperation & Development (OECD) has proposed a two-pillared plan for a revised international tax system. Pillar 1 proposes to reallocate taxing rights among the jurisdictions in which in-scope multinational corporations operate. Abbott is continuing to analyze the Pillar 1 proposal. Pillar 2 proposes to assess a 15 percent minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Numerous countries have enacted legislation to adopt the Pillar 2 model rules. A subset of the rules became effective January 1, 2024, and the remaining rules become effective January 1, 2025 or later. Abbott continues to analyze the Pillar 2 model rules. The full implementation of the model rules may have a material impact on Abbott’s condensed consolidated financial statements in the future.

Liquidity and Capital Resources

The decrease in cash and cash equivalents from $6.9 billion at December 31, 2023 to $6.3 billion at March 31, 2024 primarily reflects the payment of dividends and capital expenditures, partially offset by the cash generated from operations in the first three months of 2024. Working capital was $8.4 billion at March 31, 2024 and $8.8 billion at December 31, 2023. The decrease in working capital in 2024 primarily reflects a decrease in cash and cash equivalents, as well as an increase in the current portion of long-term debt, partially offset by decreases in accrued salaries and accounts payable.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first three months of 2024 totaled approximately $1.0 billion, which reflects a decrease of $118 million from the prior year. The decrease reflects lower operating earnings and an increase in trade receivables in 2024. In the first three months of 2024, Net cash from operating activities includes $280 million of pension contributions and the payment of cash taxes of approximately $225 million. In the first three months of 2023, Net cash from operating activities includes $282 million of pension contributions and the payment of cash taxes of approximately $122 million.

At March 31, 2024, Abbott’s long-term debt rating was AA- by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.

Abbott has readily available financial resources, including unused lines of credit that support commercial paper borrowing arrangements and provide Abbott with the ability to borrow up to $5 billion on an unsecured basis. On January 29, 2024, Abbott terminated its 2020 Five Year Credit Agreement (2020 Agreement) and entered into a new Five Year Credit Agreement (Revolving Credit Agreement). There were no outstanding borrowings under the 2020 Agreement at the time of its termination. Any borrowings under the Revolving Credit Agreement will mature and be payable on January 29, 2029 and will bear interest, at Abbott’s option, based on either a base rate or Secured Overnight Financing Rate (SOFR), plus an applicable margin based on Abbott’s credit ratings.

In the first quarter of 2024, Abbott declared a quarterly dividend of $0.55 per share on its common shares, which represents an increase of 7.8 percent over the $0.51 per share dividend declared in the first quarter of 2023.

Business Acquisition

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

The final allocation of the purchase price of the CSI acquisition resulted in the recording of two non-deductible developed technology intangible assets totaling $305 million; non-deductible in-process research and development of $15 million, which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of $369 million; net deferred tax assets of $46 million and other net assets of $116 million. The goodwill is identifiable to the Medical Devices reportable segment and is attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. Revenues and earnings of CSI included in Abbott's condensed consolidated financial statements since the acquisition date are not material to Abbott's consolidated revenue and earnings.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world. Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2023 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions that any forward-looking statements made by Abbott are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Economic, competitive, governmental, technological and other factors that may affect Abbott's operations are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, and are incorporated herein by reference. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

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

(b)Changes in internal control over financial reporting. During the quarter ended March 31, 2024, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in our Annual Report on Form 10-K for the year ended December 31, 2023, including those described below (as of March 31, 2024, except where noted below). While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

In its 2023 Annual Report on Form 10-K, Abbott reported that its first U.S. patent infringement trial against DexCom, Inc. (DexCom) was scheduled for March 2024. In March 2024, the trial occurred, with the jury finding that DexCom's G6 products infringe one of Abbott's inserter patents. A further trial to determine damages will occur at a future date.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	(1)	$—	—	$1,409,092,884	(2)
February 1, 2024 - February 29, 2024	—	(1)	—	—	1,409,092,884	(2)
March 1, 2024 - March 31, 2024	—	(1)	—	—	1,409,092,884	(2)
Total	—	(1)	$—	—	$1,409,092,884	(2)
______________________________________
1.These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.
2.On December 10, 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott common shares, from time to time.

Item 6.     Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ PHILIP P. BOUDREAU
Philip P. Boudreau
Senior Vice President, Finance and Chief Financial Officer

Date: May 2, 2024