Form 10-Q
period 2024-06-30
ABBOTT LABORATORIES
filed 2024-07-31
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, Abbott Laboratories had 1,739,897,004 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Net sales	$10,377	$9,978	$20,341	$19,725

Cost of products sold, excluding amortization of intangible assets	4,603	4,483	9,066	8,814
Amortization of intangible assets	471	498	943	989
Research and development	698	715	1,382	1,369
Selling, general and administrative	2,936	2,740	5,895	5,502
Total operating cost and expenses	8,708	8,436	17,286	16,674

Operating earnings	1,669	1,542	3,055	3,051

Interest expense	140	159	281	312
Interest (income)	(82)	(98)	(162)	(199)
Net foreign exchange (gain) loss	(6)	21	(6)	27
Other (income) expense, net	10	(176)	(101)	(287)
Earnings before taxes	1,607	1,636	3,043	3,198
Taxes on earnings	305	261	516	505
Net Earnings	$1,302	$1,375	$2,527	$2,693

Basic Earnings Per Common Share	$0.74	$0.79	$1.45	$1.54

Diluted Earnings Per Common Share	$0.74	$0.78	$1.44	$1.53

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,743,040	1,740,359	1,741,595	1,741,051
Dilutive Common Stock Options	8,113	9,889	8,781	9,933
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,751,153	1,750,248	1,750,376	1,750,984

Outstanding Common Stock Options Having No Dilutive Effect	8,855	5,474	6,892	5,474
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Net Earnings	$1,302	$1,375	$2,527	$2,693
Foreign currency translation gain (loss) adjustments	(36)	(52)	(422)	87
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $— and $1 in 2024 and $(3) and $(3) in 2023	7	(6)	11	(4)
Net gains (losses) for derivative instruments designated as cash flow hedges, net of taxes of $27 and $57 in 2024 and $4 and $(54) in 2023	60	26	115	(103)
Other comprehensive income (loss)	31	(32)	(296)	(20)
Comprehensive Income	$1,333	$1,343	$2,231	$2,673

	June 30, 2024	December 31, 2023
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(6,926)	$(6,504)
Net actuarial (losses) and prior service (costs) and credits	(1,365)	(1,376)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	156	41
Accumulated other comprehensive income (loss)	$(8,135)	$(7,839)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$6,987	$6,896
Short-term investments	232	383
Trade receivables, less allowances of $441 in 2024 and $444 in 2023	6,854	6,565
Inventories:
Finished products	4,060	3,946
Work in process	880	807
Materials	1,874	1,817
Total inventories	6,814	6,570
Prepaid expenses and other receivables	2,232	2,256
Total Current Assets	23,119	22,670
Investments	877	799
Property and equipment, at cost	22,061	21,933
Less: accumulated depreciation and amortization	11,828	11,779
Net property and equipment	10,233	10,154
Intangible assets, net of amortization	7,827	8,815
Goodwill	23,308	23,679
Deferred income taxes and other assets	7,653	7,097
	$73,017	$73,214
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,125	$4,295
Salaries, wages and commissions	1,389	1,597
Other accrued liabilities	5,071	5,422
Dividends payable	959	955
Income taxes payable	601	492
Current portion of long-term debt	1,615	1,080
Total Current Liabilities	13,760	13,841
Long-term debt	13,139	13,599
Post-employment obligations, deferred income taxes and other long-term liabilities	6,558	6,947
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2024: 1,990,029,292; 2023: 1,987,883,852	24,858	24,869
Common shares held in treasury, at cost — Shares: 2024: 250,131,563; 2023: 253,807,494	(15,759)	(15,981)
Earnings employed in the business	38,354	37,554
Accumulated other comprehensive income (loss)	(8,135)	(7,839)
Total Abbott Shareholders’ Investment	39,318	38,603
Noncontrolling Interests in Subsidiaries	242	224
Total Shareholders’ Investment	39,560	38,827
	$73,017	$73,214
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended June 30
	2024	2023
Common Shares:
Balance at March 31
Shares: 2024: 1,989,789,999; 2023: 1,986,904,170	$24,726	$24,488
Issued under incentive stock programs
Shares: 2024: 239,293; 2023: 277,321	13	14
Share-based compensation	124	119
Issuance of restricted stock awards	(5)	(9)
Balance at June 30
Shares: 2024: 1,990,029,292; 2023: 1,987,181,491	$24,858	$24,612

Common Shares Held in Treasury:
Balance at March 31
Shares: 2024: 250,155,515; 2023: 247,957,371	$(15,761)	$(15,307)
Issued under incentive stock programs
Shares: 2024: 27,310; 2023: 157,305	2	10
Purchased
Shares: 2024: 3,358; 2023: 4,023,445	—	(425)
Balance at June 30
Shares: 2024: 250,131,563; 2023: 251,823,511	$(15,759)	$(15,722)

Earnings Employed in the Business:
Balance at March 31	$38,011	$35,868
Net earnings	1,302	1,375
Cash dividends declared on common shares (per share — 2024: $0.55; 2023: $0.51)	(961)	(889)
Effect of common and treasury share transactions	2	1
Balance at June 30	$38,354	$36,355

Accumulated Other Comprehensive Income (Loss):
Balance at March 31	$(8,166)	$(8,039)
Other comprehensive income (loss)	31	(32)
Balance at June 30	$(8,135)	$(8,071)

Noncontrolling Interests in Subsidiaries:
Balance at March 31	$233	$222
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	9	8
Balance at June 30	$242	$230
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Six Months Ended June 30
	2024	2023
Common Shares:
Balance at January 1
Shares: 2024: 1,987,883,852; 2023: 1,986,519,278	$24,869	$24,709
Issued under incentive stock programs
Shares: 2024: 2,145,440; 2023: 662,213	100	30
Share-based compensation	446	415
Issuance of restricted stock awards	(557)	(542)
Balance at June 30
Shares: 2024: 1,990,029,292; 2023: 1,987,181,491	$24,858	$24,612

Common Shares Held in Treasury:
Balance at January 1
Shares: 2024: 253,807,494; 2023: 248,724,257	$(15,981)	$(15,229)
Issued under incentive stock programs
Shares: 2024: 3,865,565; 2023: 4,090,470	244	252
Purchased
Shares: 2024: 189,634; 2023: 7,189,724	(22)	(745)
Balance at June 30
Shares: 2024: 250,131,563; 2023: 251,823,511	$(15,759)	$(15,722)

Earnings Employed in the Business:
Balance at January 1	$37,554	$35,257
Net earnings	2,527	2,693
Cash dividends declared on common shares (per share — 2024: $1.10; 2023: $1.02)	(1,921)	(1,779)
Effect of common and treasury share transactions	194	184
Balance at June 30	$38,354	$36,355

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(7,839)	$(8,051)
Other comprehensive income (loss)	(296)	(20)
Balance at June 30	$(8,135)	$(8,071)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$224	$219
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	18	11
Balance at June 30	$242	$230
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Six Months Ended June 30
	2024	2023
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,527	$2,693
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	667	617
Amortization of intangible assets	943	989
Share-based compensation	445	413
Trade receivables	(476)	37
Inventories	(513)	(667)
Other, net	(608)	(1,736)
Net Cash From Operating Activities	2,985	2,346

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(931)	(887)
Acquisitions of businesses and technologies, net of cash acquired	—	(826)
Proceeds from business dispositions	1	40
Sales (purchases) of other investment securities, net	49	(7)
Other	3	5
Net Cash From (Used in) Investing Activities	(878)	(1,675)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	(170)	(29)
Proceeds from issuance of long-term debt	221	1
Repayments of long-term debt	(18)	(2)
Purchases of common shares	(229)	(966)
Proceeds from stock options exercised	147	77
Dividends paid	(1,918)	(1,780)
Net Cash From (Used in) Financing Activities	(1,967)	(2,699)

Effect of exchange rate changes on cash and cash equivalents	(49)	(19)

Net Increase (Decrease) in Cash and Cash Equivalents	91	(2,047)
Cash and Cash Equivalents, Beginning of Year	6,896	9,882
Cash and Cash Equivalents, End of Period	$6,987	$7,835
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
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
June 30, 2024
(Unaudited)
Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

The following tables provide detail by sales category:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$988	$988	$—	$990	$990
Other	—	306	306	—	297	297
Total	—	1,294	1,294	—	1,287	1,287
Nutritionals —
Pediatric Nutritionals	564	495	1,059	507	517	1,024
Adult Nutritionals	369	722	1,091	374	678	1,052
Total	933	1,217	2,150	881	1,195	2,076
Diagnostics —
Core Laboratory	327	1,002	1,329	311	982	1,293
Molecular	33	94	127	43	98	141
Point of Care	107	49	156	99	43	142
Rapid Diagnostics	345	238	583	508	233	741
Total	812	1,383	2,195	961	1,356	2,317
Medical Devices —
Rhythm Management	292	315	607	269	314	583
Electrophysiology	287	340	627	245	308	553
Heart Failure	244	77	321	226	69	295
Vascular	275	449	724	264	451	715
Structural Heart	258	306	564	219	279	498
Neuromodulation	192	51	243	185	42	227
Diabetes Care	637	1,011	1,648	505	919	1,424
Total	2,185	2,549	4,734	1,913	2,382	4,295
Other	4	—	4	3	—	3
Total	$3,934	$6,443	$10,377	$3,758	$6,220	$9,978

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 3 — Revenue (Continued)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$1,916	$1,916	$—	$1,902	$1,902
Other	—	604	604	—	574	574
Total	—	2,520	2,520	—	2,476	2,476
Nutritionals —
Pediatric Nutritionals	1,078	990	2,068	966	982	1,948
Adult Nutritionals	733	1,417	2,150	727	1,368	2,095
Total	1,811	2,407	4,218	1,693	2,350	4,043
Diagnostics —
Core Laboratory	637	1,897	2,534	600	1,875	2,475
Molecular	75	181	256	90	198	288
Point of Care	205	90	295	192	84	276
Rapid Diagnostics	826	498	1,324	1,414	552	1,966
Total	1,743	2,666	4,409	2,296	2,709	5,005
Medical Devices —
Rhythm Management	563	606	1,169	529	581	1,110
Electrophysiology	556	658	1,214	483	575	1,058
Heart Failure	481	145	626	444	132	576
Vascular	529	884	1,413	482	850	1,332
Structural Heart	491	588	1,079	429	530	959
Neuromodulation	373	96	469	340	83	423
Diabetes Care	1,226	1,991	3,217	984	1,753	2,737
Total	4,219	4,968	9,187	3,691	4,504	8,195
Other	7	—	7	6	—	6
Total	$7,780	$12,561	$20,341	$7,686	$12,039	$19,725

Products sold by the Diagnostics segment include various types of diagnostic tests to detect the COVID-19 coronavirus. In the second quarter of 2024 and 2023, COVID-19 testing-related sales totaled $102 million and $263 million, respectively. In the first six months of 2024 and 2023, Abbott’s COVID-19 testing-related sales totaled $306 million and $993 million, respectively.

Remaining Performance Obligations

As of June 30, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $4.8 billion in the Diagnostics segment and approximately $493 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2023	$545
Unearned revenue from cash received during the period	232
Revenue recognized related to contract liability balance	(233)
Balance at June 30, 2024	$544

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended June 30, 2024 and 2023 were $1.297 billion and $1.370 billion, respectively, and for the six months ended June 30, 2024 and 2023 were $2.517 billion and $2.682 billion, respectively.

In the second quarter of 2024, Abbott sold a non-core business related to its Established Pharmaceutical Products segment. Abbott recorded a loss of approximately $143 million on the sale in Other (income) expense, net in its Condensed Consolidated Statement of Earnings. Net assets which primarily related to inventory and net property and equipment and had a carrying value of $28 million were included in the sale. The loss on the sale also included $116 million of cumulative foreign currency translation adjustment previously recorded in Accumulated other comprehensive income (loss).

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first six months of 2024 includes $289 million of pension contributions and the payment of cash taxes of approximately $747 million. The first six months of 2023 included $290 million of pension contributions and the payment of cash taxes of approximately $837 million.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 4 — Supplemental Financial Information (Continued)
The following summarizes the activity for the first six months of 2024 related to the allowance for doubtful accounts as of June 30, 2024:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2023	$241
Provisions/charges to income	42
Amounts charged off and other deductions	(28)
Balance at June 30, 2024	$255

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

The components of long-term investments as of June 30, 2024 and December 31, 2023 are as follows:

(in millions)	June 30, 2024	December 31, 2023
Long-term Investments:
Equity securities	$549	$555
Other	328	244
Total	$877	$799

The increase in Abbott’s long-term investments as of June 30, 2024 versus the balance as of December 31, 2023 primarily relates to additional investments and earnings from equity method investments, partially offset by the impairment of certain securities.

Abbott’s equity securities as of June 30, 2024 include $311 million of investments in mutual funds that are held in a rabbi trust. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of June 30, 2024 with a carrying value of $162 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $65 million that do not have a readily determinable fair value.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)
Note 5 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended June 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2024	2023	2024	2023	2024	2023
Balance at March 31	$(6,890)	$(6,594)	$(1,372)	$(1,491)	$96	$46
Other comprehensive income (loss) before reclassifications	(152)	(52)	3	1	77	80
Amounts reclassified from accumulated other comprehensive income	116	—	4	(7)	(17)	(54)
Net current period comprehensive income (loss)	(36)	(52)	7	(6)	60	26
Balance at June 30	$(6,926)	$(6,646)	$(1,365)	$(1,497)	$156	$72

	Six Months Ended June 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2024	2023	2024	2023	2024	2023
Balance at January 1	$(6,504)	$(6,733)	$(1,376)	$(1,493)	$41	$175
Other comprehensive income (loss) before reclassifications	(538)	87	5	3	145	38
Amounts reclassified from accumulated other comprehensive income	116	—	6	(7)	(30)	(141)
Net current period comprehensive income (loss)	(422)	87	11	(4)	115	(103)
Balance at June 30	$(6,926)	$(6,646)	$(1,365)	$(1,497)	$156	$72

Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 13 — Post-Employment Benefits for additional details.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 6 — Business Acquisition

On September 22, 2023, Abbott completed the acquisition of Bigfoot Biomedical, Inc. (Bigfoot), which furthers Abbott's efforts to develop connected solutions for making diabetes management more personal and precise. The purchase price, the final allocation of acquired assets and liabilities, and the revenue and net income contributed by Bigfoot since the date of acquisition are not material to Abbott's condensed consolidated financial statements.

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

The final allocation of the purchase price of the CSI acquisition resulted in the recording of two non-deductible developed technology intangible assets totaling $305 million; a non-deductible in-process research and development asset of $15 million, which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of $369 million; net deferred tax assets of $46 million and other net assets of $116 million. The goodwill is identifiable to the Medical Devices reportable segment and is attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. Revenues and earnings of CSI included in Abbott's condensed consolidated financial statements since the acquisition date are not material to Abbott's consolidated revenue and earnings.

Note 7 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.3 billion at June 30, 2024 and $23.7 billion at December 31, 2023. The amount of goodwill related to reportable segments at June 30, 2024 was $2.6 billion for the Established Pharmaceutical Products segment, $285 million for the Nutritional Products segment, $3.5 billion for the Diagnostic Products segment, and $16.9 billion for the Medical Devices segment. Foreign currency translation adjustments decreased goodwill by approximately $332 million in the first six months of 2024. Goodwill decreased $39 million due to the finalization of purchase accounting for business acquisitions. There were no reductions of goodwill relating to impairments in the first six months of 2024.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.5 billion and $27.7 billion as of June 30, 2024 and December 31, 2023, respectively. Accumulated amortization was $20.5 billion and $19.7 billion as of June 30, 2024 and December 31, 2023, respectively. In the first six months of 2024, intangible assets decreased $46 million due to foreign currency translation and $8 million due to an impairment charge. Abbott’s estimated annual amortization expense for intangible assets is approximately $1.9 billion in 2024, $1.7 billion in 2025, $1.6 billion in 2026, $1.3 billion in 2027 and $0.7 billion in 2028.

Indefinite-lived intangible assets, which relate to in-process research and development (IPR&D) acquired in a business combination, were approximately $798 million as of June 30, 2024 and $787 million as of December 31, 2023. In the second quarter of 2024, IPR&D increased $35 million due to the finalization of purchase accounting related to a business acquisition. This increase was partially offset by $25 million of charges recorded on the Research and development line of the Condensed Consolidated Statement of Earnings for the impairment of an indefinite-lived intangible asset related to the Medical Devices reportable segment.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 8 — Restructuring Plans

In 2024, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostic, medical devices and nutritional businesses, including the discontinuation of its ZonePerfect® product line. In the six months ended June 30, 2024, Abbott recorded employee related severance and other charges of $59 million, of which $38 million was recorded in Cost of products sold, $2 million was recorded in Research and development, and $19 million was recorded in Selling, general and administrative expenses. Payments related to these actions totaled $8 million in the first six months of 2024 and the remaining liabilities totaled $51 million at June 30, 2024. In addition, Abbott recognized asset impairment charges of $28 million related to these restructuring plans.

In 2023 and 2022, Abbott management approved plans to restructure or streamline various operations in order to reduce costs in its medical devices, diagnostic, nutritional and established pharmaceutical businesses. The following summarizes the activity related to these restructuring actions and the status of the related accruals as of June 30, 2024:

(in millions)	Total
Accrued balance at December 31, 2023	$137
Payments and other adjustments	(69)
Accrued balance at June 30, 2024	$68

Note 9 — Incentive Stock Programs

In the first six months of 2024, Abbott granted 1,683,097 stock options, 404,597 restricted stock awards and 5,265,995 restricted stock units under its incentive stock program. At June 30, 2024, approximately 60 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at June 30, 2024 is as follows:

	Outstanding	Exercisable
Number of shares	28,058,739	24,125,493
Weighted average remaining life (years)	4.8	4.2
Weighted average exercise price	$78.94	$73.34
Aggregate intrinsic value (in millions)	$815	$815

The total unrecognized share-based compensation cost at June 30, 2024 amounted to approximately $675 million which is expected to be recognized over the next three years.

Note 10 — Debt and Lines of Credit

On June 26, 2024, Abbott modified its existing, yen-denominated 5-year term loan scheduled to mature in November 2024. The amended terms include a net increase in principal debt from ¥59.8 billion to ¥92.0 billion, with a new maturity date in June 2029. The modified, 5-year term loan bears interest at the Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread, and the interest rate is reset quarterly. The net proceeds equated to approximately $201 million.

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
June 30, 2024
(Unaudited)
Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates, primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.2 billion at June 30, 2024 and $7.3 billion at December 31, 2023, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of June 30, 2024 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At June 30, 2024 and December 31, 2023, Abbott held the gross notional amounts of $13.0 billion and $13.8 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of $573 million and $419 million as of June 30, 2024 and December 31, 2023, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt is due to the net incremental borrowing of $201 million discussed in Note 10 — Debt and Lines of Credit, as well as changes in foreign exchange rates, recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts with a notional amount totaling approximately $2.2 billion at June 30, 2024 and December 31, 2023 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the amounts and location of certain derivative and non-derivative financial instruments as of June 30, 2024 and December 31, 2023:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	June 30, 2024	December 31, 2023	Balance Sheet Caption	June 30, 2024	December 31, 2023	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$74	$95	Post-employment obligations, deferred income taxes and other long-term liabilities
Current	—	—	Prepaid expenses and other receivables	17	—	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	161	88	Prepaid expenses and other receivables	21	134	Other accrued liabilities
Others not designated as hedges	49	81	Prepaid expenses and other receivables	36	97	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	573	419	Long-term debt
	$210	$169		$721	$745

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three and six months ended June 30, 2024 and 2023.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$111	$90	$238	$27	$25	$63	$43	$189	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	23	38	47	33	—	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	28	(6)	4	3	Interest expense

Gains of $43 million and $39 million were recognized in the three months ended June 30, 2024 and 2023, respectively, related to foreign currency forward exchange contracts not designated as a hedge. A gain of $135 million and a loss of $64 million were recognized in the six months ended June 30, 2024 and 2023, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of June 30, 2024 and December 31, 2023 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	June 30, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$549	$549	$555	$555
Other	328	328	244	244
Total Long-term Debt	(14,754)	(14,252)	(14,679)	(14,769)
Foreign Currency Forward Exchange Contracts:
Receivable position	210	210	169	169
(Payable) position	(57)	(57)	(231)	(231)
Interest Rate Hedge Contracts:
(Payable) position	(91)	(91)	(95)	(95)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2024:
Equity securities	$322	$322	$—	$—
Foreign currency forward exchange contracts	210	—	210	—
Total Assets	$532	$322	$210	$—

Fair value of hedged long-term debt	$2,056	$—	$2,056	$—
Interest rate swap derivative financial instruments	91	—	91	—
Foreign currency forward exchange contracts	57	—	57	—
Contingent consideration related to business combinations	59	—	—	59
Total Liabilities	$2,263	$—	$2,204	$59

December 31, 2023:
Equity securities	$326	$326	$—	$—
Foreign currency forward exchange contracts	169	—	169	—
Total Assets	$495	$326	$169	$—

Fair value of hedged long-term debt	$2,052	$—	$2,052	$—
Interest rate swap derivative financial instruments	95	—	95	—
Foreign currency forward exchange contracts	231	—	231	—
Contingent consideration related to business combinations	112	—	—	112
Total Liabilities	$2,490	$—	$2,378	$112

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

The maximum amount for certain contingent consideration is not determinable as it is based on a percent of certain sales. Excluding such contingent consideration, the maximum amount that may be due under the other contingent consideration arrangements was estimated at June 30, 2024 to be approximately $115 million, which is dependent upon attaining certain sales thresholds or upon the occurrence of certain events, such as regulatory approvals.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
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

Abbott has been named as a defendant in a number of lawsuits alleging that its preterm infant formula and human milk fortifier products that contain cow’s milk cause an intestinal disease known as necrotizing enterocolitis (NEC) and inadequately warn about the risk of NEC. These lawsuits claim that certain preterm infants suffered injury or death as a result of contracting NEC. Abbott denies the allegations in these lawsuits. In July 2024, a jury in a Missouri state court awarded a plaintiff $495 million in a trial against Abbott. Abbott stands by its products and the information it provided about them, and it plans to appeal this jury’s verdict. Abbott does not believe that it is probable that a material loss will be incurred related to these lawsuits and therefore, no reserves have been recorded for these lawsuits. Given the uncertainty as to the possible outcome in each of these lawsuits, Abbott is unable to reasonably estimate a range of possible loss related to these lawsuits.

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $40 million to $50 million. The recorded accrual balance at June 30, 2024 for these proceedings and exposures was approximately $45 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the cases discussed in the second paragraph of this note, the resolution of which could be material to cash flows or results of operations.

Note 13 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net periodic benefit costs, other than service costs, are recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings. Net costs recognized for the three and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans are as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost - benefits earned during the period	$60	$58	$121	$118	$10	$10	$20	$19
Interest cost on projected benefit obligations	116	114	234	228	12	16	27	30
Expected return on plan assets	(263)	(243)	(525)	(485)	(6)	(6)	(12)	(12)
Curtailment gain	—	(14)	—	(14)	—	—	—	—
Net amortization of:
Actuarial loss, net	6	3	12	6	(1)	(1)	(1)	(1)
Prior service cost (credit)	1	—	1	—	(4)	(4)	(7)	(7)
Net cost (credit)	$(80)	$(82)	$(157)	$(147)	$11	$15	$27	$29

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)
Note 13 — Post-Employment Benefits (Continued)
Abbott funds its domestic defined benefit plans according to Internal Revenue Service funding limitations. International pension plans are funded according to similar regulations. In the first six months of 2024 and 2023, $289 million and $290 million, respectively, were contributed to defined benefit plans. In the first six months of 2024 and 2023, $28 million was contributed, in each year, to the post-employment medical and dental plans.

Note 14 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2024 and 2023, taxes on earnings include approximately $29 million and $9 million, respectively, in excess tax benefits associated with share-based compensation. In the first six months of 2024 and 2023, taxes on earnings also include approximately $35 million and $62 million, respectively, of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $90 million to $1.34 billion, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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

In June 2024, Abbott received a SNOD from the IRS for the 2017 and 2018 Federal tax years in the amount of $192 million. The matters proposed in the 2017/2018 SNOD are substantially similar to the income allocation adjustments included in the 2019 SNOD. Abbott intends to file a petition with the U.S. Tax Court contesting the 2017/2018 SNOD in a manner consistent with its petition for the 2019 SNOD.

In June 2024, Abbott received a Revenue Agent’s Report (RAR) from the IRS for the 2020 Federal tax year assessing an additional $443 million of income tax. The primary adjustments proposed in the RAR are substantially similar to the income allocation adjustments included in the 2017/2018 and 2019 SNODs. Abbott believes that the income reallocation adjustments proposed in the RAR are without merit. The RAR also contains other proposed adjustments and omissions that Abbott believes are erroneous and unsupported. In addition to the tax assessment for the 2020 tax year, the 2020 RAR also contested a deduction for which an estimated $440 million cash tax benefit would be available in a different taxable year as allowed under applicable U.S. tax law. Abbott is contesting these RAR findings and intends to continue to do so.

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
June 30, 2024
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
June 30, 2024
(Unaudited)

Note 15 — Segment Information (Continued)
The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Established Pharmaceutical Products	$1,294	$1,287	$2,520	$2,476	$315	$307	$582	$607
Nutritional Products	2,150	2,076	4,218	4,043	373	308	750	688
Diagnostic Products	2,195	2,317	4,409	5,005	430	437	904	1,088
Medical Devices	4,734	4,295	9,187	8,195	1,507	1,385	2,867	2,463
Total Reportable Segments	10,373	9,975	20,334	19,719	2,625	2,437	5,103	4,846
Other	4	3	7	6
Net sales	$10,377	$9,978	$20,341	$19,725
Corporate functions and benefit plan costs					(80)	(71)	(146)	(148)
Net interest expense					(58)	(61)	(119)	(113)
Share-based compensation (a)					(141)	(132)	(445)	(413)
Amortization of intangible assets					(471)	(498)	(943)	(989)
Other, net (b)					(268)	(39)	(407)	15
Earnings before taxes					$1,607	$1,636	$3,043	$3,198
______________________________________

(a)	Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)
Other, net for the three and six months ended June 30, 2024 and 2023 includes charges related to restructurings, the impairment of IPR&D assets and integration costs related to business combinations. Other, net for the three and six months ended June 30, 2024 also includes a loss on the divestiture of a non-core business. Other, net for the six months ended June 30, 2024 also includes impairment charges related to various investments. For the three and six months ended June 30, 2023, Other, net includes income arising from fair value changes in contingent consideration related to previous business combinations.

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

	Net Sales to External Customers
(in millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,294	$1,287	0.6%	(7.5)%	8.1%
Nutritional Products	2,150	2,076	3.5	(3.6)	7.1
Diagnostic Products	2,195	2,317	(5.3)	(3.8)	(1.5)
Medical Devices	4,734	4,295	10.2	(2.2)	12.4
Total Reportable Segments	10,373	9,975	4.0	(3.5)	7.5
Other	4	3	n/m	n/m	n/m
Net Sales	$10,377	$9,978	4.0	(3.5)	7.5

Total U.S.	$3,934	$3,758	4.7	—	4.7

Total International	$6,443	$6,220	3.6	(5.6)	9.2

	Net Sales to External Customers
(in millions)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$2,520	$2,476	1.8%	(9.0)%	10.8%
Nutritional Products	4,218	4,043	4.3	(3.1)	7.4
Diagnostic Products	4,409	5,005	(11.9)	(2.9)	(9.0)
Medical Devices	9,187	8,195	12.1	(1.7)	13.8
Total Reportable Segments	20,334	19,719	3.1	(3.2)	6.3
Other	7	6	n/m	n/m	n/m
Net Sales	$20,341	$19,725	3.1	(3.2)	6.3

Total U.S.	$7,780	$7,686	1.2	—	1.2

Total International	$12,561	$12,039	4.3	(5.3)	9.6
______________________________________

Notes:	In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
n/m = Percent change is not meaningful

The 7.5 percent increase in total net sales during the second quarter of 2024, excluding the impact of foreign exchange, reflected higher sales in the Medical Devices, Nutritional Products, and Established Pharmaceutical Products segments, partially offset by a decrease in demand for Abbott’s rapid diagnostic tests to detect COVID-19. Abbott’s COVID-19 testing-related sales totaled $102 million during the second quarter of 2024 and $263 million during the second quarter of 2023. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 5.7 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 9.3 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the second quarter as the relatively stronger U.S. dollar decreased total international sales by 5.6 percent and total sales by 3.5 percent.

The 6.3 percent increase in total net sales during the first six months of 2024, excluding the impact of foreign exchange, reflected sales growth in the Medical Devices, Nutritional Products, and Established Pharmaceutical Products segments, partially offset by a decrease in demand for Abbott’s rapid diagnostic tests to detect COVID-19. Abbott’s COVID-19 testing-related sales totaled $306 million during the first six months of 2024 and $993 million during the first six months of 2023. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 7.0 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 10.3 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first six months as the relatively stronger U.S. dollar decreased total international sales by 5.3 percent and total sales by 3.2 percent.

The table below provides detail by sales category for the six months ended June 30. Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	June 30, 2024	June 30, 2023	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$1,916	$1,902	0.7%	(11.3)%	12.0%
Other Emerging Markets	604	574	5.3	(1.6)	6.9

Nutritionals —
International Pediatric Nutritionals	990	982	0.7	(3.0)	3.7
U.S. Pediatric Nutritionals	1,078	966	11.6	—	11.6
International Adult Nutritionals	1,417	1,368	3.6	(6.9)	10.5
U.S. Adult Nutritionals	733	727	0.8	—	0.8

Diagnostics —
Core Laboratory	2,534	2,475	2.4	(4.9)	7.3
Molecular	256	288	(11.1)	(0.6)	(10.5)
Point of Care	295	276	6.9	—	6.9
Rapid Diagnostics	1,324	1,966	(32.7)	(1.1)	(31.6)

Medical Devices —
Rhythm Management	1,169	1,110	5.4	(1.3)	6.7
Electrophysiology	1,214	1,058	14.7	(2.8)	17.5
Heart Failure	626	576	8.6	(0.1)	8.7
Vascular	1,413	1,332	6.1	(1.5)	7.6
Structural Heart	1,079	959	12.5	(1.8)	14.3
Neuromodulation	469	423	10.9	(1.6)	12.5
Diabetes Care	3,217	2,737	17.6	(1.8)	19.4

Excluding the unfavorable effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 12.0 percent in the first six months of 2024, led by higher revenue in several countries and across several therapeutic areas, including respiratory, gastroenterology, cardiometabolic and central nervous system/pain management. Other Emerging Markets, excluding the effect of foreign exchange, increased by 6.9 percent in the first six months of 2024.

Excluding the impact of foreign exchange, total Nutritional Products sales in the first six months of 2024 increased 7.4 percent. In U.S. Pediatric Nutritionals, the 11.6 percent increase in sales in the first six months of 2024 reflects infant formula market share gains and the continued favorable impact of 2023 price increases, partially offset by a decrease in PediaSure® and Pedialyte® product sales. Excluding the effect of foreign exchange, the 3.7 percent increase in International Pediatric Nutritional sales in the first six months of 2024 primarily reflects growth in Canada and several countries in the Asia Pacific and Europe/Middle East regions.

In the first six months of 2024, U.S. Adult Nutritionals sales increased 0.8 percent as growth of Ensure® product sales was offset by a decrease in Glucerna® product sales and the discontinuation of the ZonePerfect® product line. Excluding the effect of foreign exchange, the 10.5 percent growth in International Adult Nutritionals in the first six months of 2024 was led by growth of Ensure and Glucerna product sales.

The 9.0 percent decrease in Diagnostic Products sales in the first six months of 2024, excluding the impact of foreign exchange, was primarily driven by lower demand for COVID-19 tests. In Rapid Diagnostics, sales decreased 31.6 percent in the first six months of 2024, excluding the effect of foreign exchange, due to lower demand for COVID-19 tests. In the first six months of 2024 and 2023, Rapid Diagnostics COVID-19 testing-related sales were $294 million and $954 million, respectively. In the first six months of 2024, Rapid Diagnostics sales increased 1.7 percent, excluding COVID-19 testing-related sales, and increased 3.0 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

In Core Laboratory Diagnostics, sales increased 7.3 percent in the first six months of 2024, excluding the effect of foreign exchange, due to the continued deployment of Abbott's Alinity® testing platform and higher volume of routine diagnostic testing performed in hospitals and other laboratories. In the first six months of 2024 and 2023, Core Laboratory Diagnostics COVID-19 testing-related sales were $5 million and $11 million, respectively. In the first six months of 2024, Core Laboratory Diagnostics sales increased 2.6 percent, excluding COVID-19 testing-related sales, and increased 7.6 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

The 10.5 percent decrease in Molecular Diagnostics sales in the first six months of 2024, excluding the effect of foreign exchange, was primarily driven by lower demand for laboratory-based molecular tests for COVID-19. In the first six months of 2024 and 2023, Molecular Diagnostics COVID-19 testing-related sales were $7 million and $28 million, respectively. In the first six months of 2024, Molecular Diagnostics sales decreased 3.8 percent, excluding COVID-19 testing-related sales, and decreased 3.2 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

Excluding the effect of foreign exchange, total Medical Devices sales increased 13.8 percent in the first six months of 2024, led by double-digit growth in Diabetes Care, Electrophysiology, Structural Heart and Neuromodulation. Higher Diabetes Care sales were driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, in the U.S. and internationally. FreeStyle Libre sales totaled $3.0 billion in the first six months of 2024, which reflected a 21.8 percent increase, excluding the effect of foreign exchange, over the first six months of 2023 when FreeStyle Libre sales totaled $2.5 billion.

In January 2024, Abbott announced that Tandem Diabetes Care, Inc.'s t:slim X2™ insulin pump is the first automated insulin delivery system in the U.S. to integrate with Abbott's FreeStyle Libre 2 Plus sensor for treating diabetes. In February 2024, Insulet's Omnipod® 5 Automated Insulin Delivery System received CE Mark approval to be offered as an integrated solution with Abbott's FreeStyle Libre 2 Plus sensor. In June, Abbott announced U.S. Food and Drug Administration (FDA) clearance for two new over-the-counter continuous glucose monitoring systems, LingoTM and Libre RioTM, which are based on Abbott's FreeStyle Libre continuous glucose monitoring technology.

During the first six months of 2024, procedure volumes continued to increase across the cardiovascular and neuromodulation businesses. In Structural Heart, the 14.3 percent increase in sales, excluding the effect of foreign exchange, primarily reflects growth of the Navitor®, MitraClip®, TriClip® and Amulet® products. In Vascular, the 7.6 percent increase in sales, excluding the impact of foreign exchange, during the first six months of 2024 was primarily due to the acquisition of Cardiovascular Systems, Inc. (CSI) in April 2023 and growth in other endovascular sales.

In Electrophysiology, the 17.5 percent increase in sales, excluding the effect of foreign exchange, primarily reflects higher procedure volumes and increased demand for catheters and cardiac mapping products. In Neuromodulation, the 12.5 percent increase in sales, excluding the effect of foreign exchange, was driven by the EternaTM rechargeable spinal cord stimulation system for the treatment of chronic pain.

In April 2024, Abbott announced FDA approval of the Esprit™ below-the-knee (BTK) system, which is designed to keep arteries open in people living with peripheral artery disease and deliver a drug to support vessel healing prior to completely dissolving. In April, Abbott also announced FDA approval of TriClip™, which provides a minimally invasive treatment option for patients with tricuspid regurgitation, or a leaky tricuspid heart valve. In June, Abbott obtained CE Mark for its AVEIR® dual chamber (DR) leadless pacemaker system, which is the world's first dual chamber leadless pacemaker system that treats people with abnormal or slow heart rhythms.

The gross profit margin percentage was 51.1 percent for the second quarter of 2024 compared to 50.1 percent for the second quarter of 2023 and 50.8 percent for the first six months of 2024 compared to 50.3 percent for the first six months of 2023. The increase in the quarter and the first six months of 2024 reflects the favorable impacts of higher pricing in various businesses and gross margin improvement initiatives, partially offset by the unfavorable effect of foreign exchange.

Research and development (R&D) expenses decreased $17 million, or 2.3 percent, in the second quarter of 2024 and increased $13 million, or 0.9 percent, in the first six months of 2024 compared to the prior year. The decrease in R&D expense in the second quarter of 2024 was primarily driven by lower 2024 charges for the impairment of in-process R&D (IPR&D) assets acquired in previous business combinations. The increase in R&D expense in the first six months of 2024 was primarily driven by higher spending on various projects, partially offset by lower 2024 IPR&D impairment charges.

Selling, general and administrative expenses increased $196 million, or 7.1 percent, in the second quarter of 2024, and increased $393 million, or 7.1 percent, in the first six months of 2024 compared to the prior year. Higher selling and marketing spending to drive growth across various businesses was partially offset by the favorable impact of foreign exchange.

Restructuring Plans

In 2024, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostic, medical devices and nutritional businesses, including the discontinuation of its ZonePerfect® product line. In the six months ended June 30, 2024, Abbott recorded employee related severance and other charges of $59 million, of which $38 million was recorded in Cost of products sold, $2 million was recorded in Research and development, and $19 million was recorded in Selling, general and administrative expenses. Payments related to these actions totaled $8 million in the first six months of 2024 and the remaining liabilities totaled $51 million at June 30, 2024. In addition, Abbott recognized asset impairment charges of $28 million related to these restructuring plans.

Other (Income) Expense, net

Other income, net decreased from $176 million of income in the second quarter of 2023 to $10 million of expense in the second quarter of 2024 and decreased from $287 million of income in the first six months of 2023 to $101 million of income in the first six months of 2024. The decreases reflect the recognition of a $143 million loss in the second quarter of 2024 on the sale of a non-core business related to the Established Pharmaceutical Products segment, as well as the 2023 impact of favorable changes in the fair value of contingent consideration liabilities that did not repeat in 2024. In addition, for the first six months of 2024, an increase in income associated with the non-service cost components of net pension and post-retirement medical benefit costs was offset by incremental charges related to investment impairments.

Interest Expense, net

Interest expense, net decreased $3 million to $58 million in the second quarter of 2024 and increased $6 million to $119 million in the first six months of 2024. In the second quarter of 2024 and in the first six months of 2024, interest expense decreased due to the repayment of approximately $2.25 billion of long-term debt in September and November of 2023. In the first six months of 2024, the decrease in interest expense was more than offset by a reduction in interest income due to lower average cash balances versus the prior year, thereby resulting in an increase in Interest expense, net.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2024 and 2023, taxes on earnings include approximately $29 million and $9 million, respectively, in excess tax benefits associated with share-based compensation. In the first six months of 2024 and 2023, taxes on earnings also include approximately $35 million and $62 million, respectively, of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $90 million to $1.34 billion, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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

In June 2024, Abbott received a SNOD from the IRS for the 2017 and 2018 Federal tax years in the amount of $192 million. The matters proposed in the 2017/2018 SNOD are substantially similar to the income allocation adjustments included in the 2019 SNOD. Abbott intends to file a petition with the U.S. Tax Court contesting the 2017/2018 SNOD in a manner consistent with its petition for the 2019 SNOD.

In June 2024, Abbott received a Revenue Agent’s Report (RAR) from the IRS for the 2020 Federal tax year assessing an additional $443 million of income tax. The primary adjustments proposed in the RAR are substantially similar to the income allocation adjustments included in the 2017/2018 and 2019 SNODs. Abbott believes that the income reallocation adjustments proposed in the RAR are without merit. The RAR also contains other proposed adjustments and omissions that Abbott believes are erroneous and unsupported. In addition to the tax assessment for the 2020 tax year, the 2020 RAR also contested a deduction for which an estimated $440 million cash tax benefit would be available in a different taxable year as allowed under applicable U.S. tax law. Abbott is contesting these RAR findings and intends to continue to do so.

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

Liquidity and Capital Resources

The increase in cash and cash equivalents from $6.9 billion at December 31, 2023 to $7.0 billion at June 30, 2024 primarily reflects the cash generated from operations and an increase in Abbott's yen-denominated loan, partially offset by the payment of dividends and capital expenditures in the first six months of 2024. Working capital was $9.4 billion at June 30, 2024 and $8.8 billion at December 31, 2023. The increase in working capital in 2024 primarily reflects an increase in cash and cash equivalents, accounts receivable, and inventory, as well as decreases in accrued salaries and other accrued liabilities, partially offset by an increase in the current portion of long-term debt and income taxes payable.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first six months of 2024 totaled approximately $3.0 billion, an increase of $0.6 billion from the prior year, due to higher operating segment earnings and the timing of cash taxes paid. In the first six months of 2024, Net cash from operating activities includes $289 million of pension contributions and the payment of cash taxes of approximately $747 million. Net cash from operating activities in 2023 includes $290 million of pension contributions and the payment of cash taxes of approximately $837 million.

At June 30, 2024, Abbott’s long-term debt rating was AA- by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.

On June 26, 2024, Abbott modified its existing, yen-denominated 5-year term loan scheduled to mature in November 2024. The amended terms include a net increase in principal debt from ¥59.8 billion to ¥92.0 billion, with a new maturity date in June 2029. The modified, 5-year term loan bears interest at the Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread, and the interest rate is reset quarterly. The net proceeds equated to approximately $201 million. The ¥92.0 billion loan is designated as a hedge of Abbott’s net investment in certain foreign subsidiaries.

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

In each of the first two quarters of 2024, Abbott declared a quarterly dividend of $0.55 per share on its common shares, which represents an increase of 7.8 percent over the $0.51 per share dividend declared in each of the first two quarters of 2023.

Business Acquisition

On September 22, 2023, Abbott completed the acquisition of Bigfoot Biomedical, Inc. (Bigfoot), which furthers Abbott's efforts to develop connected solutions for making diabetes management more personal and precise. The purchase price, the final allocation of acquired assets and liabilities, and the revenue and net income contributed by Bigfoot since the date of acquisition are not material to Abbott's condensed consolidated financial statements.

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

The final allocation of the purchase price of the CSI acquisition resulted in the recording of two non-deductible developed technology intangible assets totaling $305 million; a non-deductible in-process research and development asset of $15 million, which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of $369 million; net deferred tax assets of $46 million and other net assets of $116 million. The goodwill is identifiable to the Medical Devices reportable segment and is attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. Revenues and earnings of CSI included in Abbott's condensed consolidated financial statements since the acquisition date are not material to Abbott's consolidated revenue and earnings.

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

(b)Changes in internal control over financial reporting. During the quarter ended June 30, 2024, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, including those described below (as of June 30, 2024, except where noted below). While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except for the lawsuits discussed below, the resolution of which could be material to cash flows or results of operations.

In its 2023 Annual Report on Form 10-K, Abbott reported that it is a defendant in numerous lawsuits alleging that preterm infants developed necrotizing enterocolitis as a result of being administered Abbott’s preterm infant formula products. In a trial held in July 2024, a jury in a Missouri state court awarded a plaintiff $495 million in damages. Abbott stands by its products and the information it provided about them, and it plans to appeal this jury’s verdict.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	(1)	$—	—	$1,409,092,884	(2)
May 1, 2024 - May 31, 2024	—	(1)	—	—	1,409,092,884	(2)
June 1, 2024 - June 30, 2024	—	(1)	—	—	1,409,092,884	(2)
Total	—	(1)	$—	—	$1,409,092,884	(2)
______________________________________
1.These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.
2.On December 10, 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott common shares, from time to time.

Item 5.    Other Information

On May 10, 2024, Robert E. Funck, Jr., the then-Executive Vice President, Finance, adopted a plan for the sale of securities of Abbott that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Funck’s Rule 10b5-1 plan provides for the exercise of up to 45,000 stock options until February 19, 2025.

On May 10, 2024, Hubert L. Allen, Executive Vice President, General Counsel and Secretary, adopted a plan for the sale of securities of Abbott that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Allen’s Rule 10b5-1 plan provides for the exercise of up to 157,421 stock options until February 19, 2025.

Item 6.     Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ PHILIP P. BOUDREAU
Philip P. Boudreau
Executive Vice President, Finance and Chief Financial Officer

Date: July 31, 2024