Form 10-Q
period 2024-09-30
ABBOTT LABORATORIES
filed 2024-10-31
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2024, Abbott Laboratories had 1,734,455,213 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Net sales	$10,635	$10,143	$30,976	$29,868

Cost of products sold, excluding amortization of intangible assets	4,698	4,605	13,764	13,419
Amortization of intangible assets	470	496	1,413	1,485
Research and development	713	672	2,095	2,041
Selling, general and administrative	2,895	2,723	8,790	8,225
Total operating cost and expenses	8,776	8,496	26,062	25,170

Operating earnings	1,859	1,647	4,914	4,698

Interest expense	142	166	423	478
Interest (income)	(91)	(97)	(253)	(296)
Net foreign exchange (gain) loss	(11)	(10)	(17)	17
Other (income) expense, net	(121)	(83)	(222)	(370)
Earnings before taxes	1,940	1,671	4,983	4,869
Taxes on earnings	294	235	810	740
Net Earnings	$1,646	$1,436	$4,173	$4,129

Basic Earnings Per Common Share	$0.94	$0.82	$2.39	$2.36

Diluted Earnings Per Common Share	$0.94	$0.82	$2.38	$2.35

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,739,466	1,738,700	1,740,869	1,740,255
Dilutive Common Stock Options	8,131	9,589	8,565	9,819
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,747,597	1,748,289	1,749,434	1,750,074

Outstanding Common Stock Options Having No Dilutive Effect	6,905	7,334	6,892	5,474
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Net Earnings	$1,646	$1,436	$4,173	$4,129
Foreign currency translation gain (loss) adjustments	497	(480)	75	(393)
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $— and $1 in 2024 and $(1) and $(4) in 2023	14	(9)	25	(13)
Net gains (losses) for derivative instruments designated as cash flow hedges, net of taxes of $(63) and $(6) in 2024 and $30 and $(24) in 2023	(180)	80	(65)	(23)
Other comprehensive income (loss)	331	(409)	35	(429)
Comprehensive Income	$1,977	$1,027	$4,208	$3,700

	September 30, 2024	December 31, 2023
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(6,429)	$(6,504)
Net actuarial (losses) and prior service (costs) and credits	(1,351)	(1,376)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	(24)	41
Accumulated other comprehensive income (loss)	$(7,804)	$(7,839)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$7,558	$6,896
Short-term investments	230	383
Trade receivables, less allowances of $456 in 2024 and $444 in 2023	7,051	6,565
Inventories:
Finished products	4,173	3,946
Work in process	877	807
Materials	1,763	1,817
Total inventories	6,813	6,570
Prepaid expenses and other receivables	2,150	2,256
Total Current Assets	23,802	22,670
Investments	912	799
Property and equipment, at cost	22,857	21,933
Less: accumulated depreciation and amortization	12,236	11,779
Net property and equipment	10,621	10,154
Intangible assets, net of amortization	7,352	8,815
Goodwill	23,658	23,679
Deferred income taxes and other assets	8,011	7,097
	$74,356	$73,214
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,034	$4,295
Salaries, wages and commissions	1,618	1,597
Other accrued liabilities	5,427	5,422
Dividends payable	956	955
Income taxes payable	713	492
Current portion of long-term debt	2,154	1,080
Total Current Liabilities	14,902	13,841
Long-term debt	12,825	13,599
Post-employment obligations, deferred income taxes and other long-term liabilities	6,601	6,947
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2024: 1,991,051,414; 2023: 1,987,883,852	25,020	24,869
Common shares held in treasury, at cost — Shares: 2024: 256,595,476; 2023: 253,807,494	(16,476)	(15,981)
Earnings employed in the business	39,056	37,554
Accumulated other comprehensive income (loss)	(7,804)	(7,839)
Total Abbott Shareholders’ Investment	39,796	38,603
Noncontrolling Interests in Subsidiaries	232	224
Total Shareholders’ Investment	40,028	38,827
	$74,356	$73,214
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended September 30
	2024	2023
Common Shares:
Balance at June 30
Shares: 2024: 1,990,029,292; 2023: 1,987,181,491	$24,858	$24,612
Issued under incentive stock programs
Shares: 2024: 1,022,122; 2023: 123,663	48	6
Share-based compensation	117	116
Issuance of restricted stock awards	(3)	(7)
Balance at September 30
Shares: 2024: 1,991,051,414; 2023: 1,987,305,154	$25,020	$24,727

Common Shares Held in Treasury:
Balance at June 30
Shares: 2024: 250,131,563; 2023: 251,823,511	$(15,759)	$(15,722)
Issued under incentive stock programs
Shares: 2024: 545,287; 2023: 579,159	35	36
Purchased
Shares: 2024: 7,009,200; 2023: 2,266	(752)	—
Balance at September 30
Shares: 2024: 256,595,476; 2023: 251,246,618	$(16,476)	$(15,686)

Earnings Employed in the Business:
Balance at June 30	$38,354	$36,355
Net earnings	1,646	1,436
Cash dividends declared on common shares (per share — 2024: $0.55; 2023: $0.51)	(958)	(889)
Effect of common and treasury share transactions	14	18
Balance at September 30	$39,056	$36,920

Accumulated Other Comprehensive Income (Loss):
Balance at June 30	$(8,135)	$(8,071)
Other comprehensive income (loss)	331	(409)
Balance at September 30	$(7,804)	$(8,480)

Noncontrolling Interests in Subsidiaries:
Balance at June 30	$242	$230
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	(10)	(17)
Balance at September 30	$232	$213
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Nine Months Ended September 30
	2024	2023
Common Shares:
Balance at January 1
Shares: 2024: 1,987,883,852; 2023: 1,986,519,278	$24,869	$24,709
Issued under incentive stock programs
Shares: 2024: 3,167,562; 2023: 785,876	148	36
Share-based compensation	563	531
Issuance of restricted stock awards	(560)	(549)
Balance at September 30
Shares: 2024: 1,991,051,414; 2023: 1,987,305,154	$25,020	$24,727

Common Shares Held in Treasury:
Balance at January 1
Shares: 2024: 253,807,494; 2023: 248,724,257	$(15,981)	$(15,229)
Issued under incentive stock programs
Shares: 2024: 4,410,852; 2023: 4,669,629	279	288
Purchased
Shares: 2024: 7,198,834; 2023: 7,191,990	(774)	(745)
Balance at September 30
Shares: 2024: 256,595,476; 2023: 251,246,618	$(16,476)	$(15,686)

Earnings Employed in the Business:
Balance at January 1	$37,554	$35,257
Net earnings	4,173	4,129
Cash dividends declared on common shares (per share — 2024: $1.65; 2023: $1.53)	(2,879)	(2,668)
Effect of common and treasury share transactions	208	202
Balance at September 30	$39,056	$36,920

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(7,839)	$(8,051)
Other comprehensive income (loss)	35	(429)
Balance at September 30	$(7,804)	$(8,480)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$224	$219
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	8	(6)
Balance at September 30	$232	$213
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30
	2024	2023
Cash Flow From (Used in) Operating Activities:
Net earnings	$4,173	$4,129
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	998	945
Amortization of intangible assets	1,413	1,485
Share-based compensation	562	530
Trade receivables	(533)	(424)
Inventories	(293)	(527)
Other, net	(630)	(1,915)
Net Cash From Operating Activities	5,690	4,223

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,487)	(1,447)
Acquisitions of businesses and technologies, net of cash acquired	—	(877)
Proceeds from business dispositions	1	40
Sales (purchases) of other investment securities, net	9	(45)
Other	5	20
Net Cash From (Used in) Investing Activities	(1,472)	(2,309)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	(126)	(90)
Proceeds from issuance of long-term debt	222	1
Repayments of long-term debt	(20)	(1,447)
Purchases of common shares	(980)	(968)
Proceeds from stock options exercised	239	133
Dividends paid	(2,878)	(2,668)
Net Cash From (Used in) Financing Activities	(3,543)	(5,039)

Effect of exchange rate changes on cash and cash equivalents	(13)	(48)

Net Increase (Decrease) in Cash and Cash Equivalents	662	(3,173)
Cash and Cash Equivalents, Beginning of Year	6,896	9,882
Cash and Cash Equivalents, End of Period	$7,558	$6,709
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
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
September 30, 2024
(Unaudited)
Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

The following tables provide detail by sales category:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$994	$994	$—	$987	$987
Other	—	412	412	—	381	381
Total	—	1,406	1,406	—	1,368	1,368
Nutritional Products —
Pediatric Nutritionals	568	387	955	506	495	1,001
Adult Nutritionals	382	729	1,111	354	718	1,072
Total	950	1,116	2,066	860	1,213	2,073
Diagnostic Products —
Core Laboratory	332	982	1,314	317	997	1,314
Molecular	37	91	128	38	95	133
Point of Care	103	43	146	97	43	140
Rapid Diagnostics	560	264	824	561	301	862
Total	1,032	1,380	2,412	1,013	1,436	2,449
Medical Devices —
Rhythm Management	288	309	597	271	292	563
Electrophysiology	285	325	610	246	298	544
Heart Failure	252	70	322	217	67	284
Vascular	258	441	699	251	421	672
Structural Heart	270	288	558	223	264	487
Neuromodulation	190	46	236	188	39	227
Diabetes Care	673	1,052	1,725	544	928	1,472
Total	2,216	2,531	4,747	1,940	2,309	4,249
Other	4	—	4	4	—	4
Total	$4,202	$6,433	$10,635	$3,817	$6,326	$10,143

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 3 — Revenue (Continued)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$2,910	$2,910	$—	$2,889	$2,889
Other	—	1,016	1,016	—	955	955
Total	—	3,926	3,926	—	3,844	3,844
Nutritional Products —
Pediatric Nutritionals	1,646	1,377	3,023	1,472	1,477	2,949
Adult Nutritionals	1,115	2,146	3,261	1,081	2,086	3,167
Total	2,761	3,523	6,284	2,553	3,563	6,116
Diagnostic Products —
Core Laboratory	969	2,879	3,848	917	2,872	3,789
Molecular	112	272	384	128	293	421
Point of Care	308	133	441	289	127	416
Rapid Diagnostics	1,386	762	2,148	1,975	853	2,828
Total	2,775	4,046	6,821	3,309	4,145	7,454
Medical Devices —
Rhythm Management	851	915	1,766	800	873	1,673
Electrophysiology	841	983	1,824	729	873	1,602
Heart Failure	733	215	948	661	199	860
Vascular	787	1,325	2,112	733	1,271	2,004
Structural Heart	761	876	1,637	652	794	1,446
Neuromodulation	563	142	705	528	122	650
Diabetes Care	1,899	3,043	4,942	1,528	2,681	4,209
Total	6,435	7,499	13,934	5,631	6,813	12,444
Other	11	—	11	10	—	10
Total	$11,982	$18,994	$30,976	$11,503	$18,365	$29,868

Products sold by the Diagnostics segment include various types of diagnostic tests to detect the COVID-19 coronavirus. In the third quarter of 2024 and 2023, COVID-19 testing-related sales totaled $265 million and $305 million, respectively. In the first nine months of 2024 and 2023, Abbott’s COVID-19 testing-related sales totaled $571 million and $1.3 billion, respectively.

Remaining Performance Obligations

As of September 30, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $5.3 billion in the Diagnostics segment and approximately $466 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 55 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2023	$545
Unearned revenue from cash received during the period	356
Revenue recognized related to contract liability balance	(329)
Balance at September 30, 2024	$572

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended September 30, 2024 and 2023 were $1.640 billion and $1.431 billion, respectively, and for the nine months ended September 30, 2024 and 2023 were $4.156 billion and $4.113 billion, respectively.

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

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2024 includes $298 million of pension contributions and the payment of cash taxes of approximately $1.181 billion. The first nine months of 2023 included $302 million of pension contributions and the payment of cash taxes of approximately $1.180 billion.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 4 — Supplemental Financial Information (Continued)
The following summarizes the activity for the first nine months of 2024 related to the allowance for doubtful accounts as of September 30, 2024:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2023	$241
Provisions/charges to income	53
Amounts charged off and other deductions	(33)
Balance at September 30, 2024	$261

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

The components of long-term investments as of September 30, 2024 and December 31, 2023 are as follows:

(in millions)	September 30, 2024	December 31, 2023
Long-term Investments:
Equity securities	$574	$555
Other	338	244
Total	$912	$799

The increase in Abbott’s long-term investments as of September 30, 2024 versus the balance as of December 31, 2023 primarily relates to additional investments and earnings from equity method investments, partially offset by the impairment of certain securities.

Abbott’s equity securities as of September 30, 2024 include $323 million of investments in mutual funds that are held in a rabbi trust. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of September 30, 2024 with a carrying value of $170 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $70 million that do not have a readily determinable fair value.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)
Note 5 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended September 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2024	2023	2024	2023	2024	2023
Balance at June 30	$(6,926)	$(6,646)	$(1,365)	$(1,497)	$156	$72
Other comprehensive income (loss) before reclassifications	497	(497)	14	(9)	(148)	96
Amounts reclassified from accumulated other comprehensive income	—	17	—	—	(32)	(16)
Net current period comprehensive income (loss)	497	(480)	14	(9)	(180)	80
Balance at September 30	$(6,429)	$(7,126)	$(1,351)	$(1,506)	$(24)	$152

	Nine Months Ended September 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2024	2023	2024	2023	2024	2023
Balance at January 1	$(6,504)	$(6,733)	$(1,376)	$(1,493)	$41	$175
Other comprehensive income (loss) before reclassifications	(41)	(410)	19	(6)	(3)	134
Amounts reclassified from accumulated other comprehensive income	116	17	6	(7)	(62)	(157)
Net current period comprehensive income (loss)	75	(393)	25	(13)	(65)	(23)
Balance at September 30	$(6,429)	$(7,126)	$(1,351)	$(1,506)	$(24)	$152
Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 13 — Post-Employment Benefits for additional details.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

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

Note 7 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.7 billion at September 30, 2024 and at December 31, 2023. The amount of goodwill related to reportable segments at September 30, 2024 was $2.7 billion for the Established Pharmaceutical Products segment, $285 million for the Nutritional Products segment, $3.6 billion for the Diagnostic Products segment, and $17.1 billion for the Medical Devices segment. Foreign currency translation adjustments increased goodwill by approximately $18 million in the first nine months of 2024. Goodwill decreased $39 million due to the finalization of purchase accounting for business acquisitions. There were no reductions of goodwill relating to impairments in the first nine months of 2024.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.7 billion as of September 30, 2024 and December 31, 2023. Accumulated amortization was $21.1 billion and $19.7 billion as of September 30, 2024 and December 31, 2023, respectively. In the first nine months of 2024, intangible assets decreased $9 million due to foreign currency translation and $51 million due to impairment charges recorded on the Cost of products sold line of the Condensed Consolidated Statement of Earnings, primarily related to the Medical Devices reportable segment. Abbott’s estimated annual amortization expense for intangible assets is approximately $1.9 billion in 2024, $1.7 billion in 2025, $1.6 billion in 2026, $1.3 billion in 2027 and $0.7 billion in 2028.

Indefinite-lived intangible assets, which relate to in-process research and development (IPR&D) acquired in a business combination, were approximately $798 million as of September 30, 2024 and $787 million as of December 31, 2023. IPR&D increased $35 million due to the finalization of purchase accounting related to a business acquisition. This increase was partially offset by $25 million of charges recorded on the Research and development line of the Condensed Consolidated Statement of Earnings for the impairment of an indefinite-lived intangible asset related to the Medical Devices reportable segment.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 8 — Restructuring Plans

In 2024, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostic, medical devices and nutritional businesses, including the discontinuation of its ZonePerfect® product line. In the nine months ended September 30, 2024, Abbott recorded employee related severance and other charges of $60 million, of which $39 million was recorded in Cost of products sold, $2 million was recorded in Research and development, and $19 million was recorded in Selling, general and administrative expenses. Payments related to these actions totaled $25 million in the first nine months of 2024 and the remaining liabilities totaled $35 million at September 30, 2024. In addition, Abbott recognized asset impairment charges of $22 million related to these restructuring plans.

In 2023 and 2022, Abbott management approved plans to restructure or streamline various operations in order to reduce costs in its medical devices, diagnostic, nutritional and established pharmaceutical businesses. The following summarizes the activity related to these restructuring actions and the status of the related accruals as of September 30, 2024:

(in millions)	Total
Accrued balance at December 31, 2023	$137
Payments and other adjustments	(82)
Accrued balance at September 30, 2024	$55

Note 9 — Incentive Stock Programs

In the first nine months of 2024, Abbott granted 1,683,097 stock options, 404,597 restricted stock awards and 5,308,735 restricted stock units under its incentive stock program. At September 30, 2024, approximately 61 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at September 30, 2024 is as follows:

	Outstanding	Exercisable
Number of shares	27,024,268	23,137,620
Weighted average remaining life (years)	4.7	4.1
Weighted average exercise price	$80.25	$74.71
Aggregate intrinsic value (in millions)	$952	$941

The total unrecognized share-based compensation cost at September 30, 2024 amounted to approximately $567 million, which is expected to be recognized over the next three years.

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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 10 — Debt and Lines of Credit (Continued)
On September 27, 2023, Abbott repaid the €1.14 billion outstanding principal amount of its 0.875% Notes upon maturity. The repayment equated to approximately $1.2 billion. In September 2023, Abbott repaid approximately $197 million of debt assumed as part of a recent business acquisition.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates, primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.1 billion at September 30, 2024 and $7.3 billion at December 31, 2023, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of September 30, 2024 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At September 30, 2024 and December 31, 2023, Abbott held the gross notional amounts of $13.8 billion of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of $646 million and $419 million as of September 30, 2024 and December 31, 2023, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt is due to the net incremental borrowing of $201 million discussed in Note 10 — Debt and Lines of Credit, as well as changes in foreign exchange rates, recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts with a notional amount totaling approximately $2.2 billion at September 30, 2024 and December 31, 2023 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the amounts and location of certain derivative and non-derivative financial instruments as of September 30, 2024 and December 31, 2023:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	September 30, 2024	December 31, 2023	Balance Sheet Caption	September 30, 2024	December 31, 2023	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$54	$95	Post-employment obligations, deferred income taxes and other long-term liabilities
Current	—	—	Prepaid expenses and other receivables	13	—	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	32	88	Prepaid expenses and other receivables	166	134	Other accrued liabilities
Others not designated as hedges	69	81	Prepaid expenses and other receivables	96	97	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	646	419	Long-term debt
	$101	$169		$975	$745

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three and nine months ended September 30, 2024 and 2023.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$(199)	$125	$39	$152	$42	$22	$85	$211	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	(73)	12	(26)	45	—	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	24	(18)	28	(15)	Interest expense

Losses of $89 million and gains of $60 million were recognized in the three months ended September 30, 2024 and 2023, respectively, related to foreign currency forward exchange contracts not designated as a hedge. A gain of $46 million and a loss of $4 million were recognized in the nine months ended September 30, 2024 and 2023, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of September 30, 2024 and December 31, 2023 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	September 30, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$574	$574	$555	$555
Other	338	338	244	244
Total Long-term Debt	(14,979)	(15,154)	(14,679)	(14,769)
Foreign Currency Forward Exchange Contracts:
Receivable position	101	101	169	169
(Payable) position	(262)	(262)	(231)	(231)
Interest Rate Hedge Contracts:
(Payable) position	(67)	(67)	(95)	(95)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2024:
Equity securities	$334	$334	$—	$—
Foreign currency forward exchange contracts	101	—	101	—
Total Assets	$435	$334	$101	$—

Fair value of hedged long-term debt	$2,098	$—	$2,098	$—
Interest rate swap derivative financial instruments	67	—	67	—
Foreign currency forward exchange contracts	262	—	262	—
Contingent consideration related to business combinations	59	—	—	59
Total Liabilities	$2,486	$—	$2,427	$59

December 31, 2023:
Equity securities	$326	$326	$—	$—
Foreign currency forward exchange contracts	169	—	169	—
Total Assets	$495	$326	$169	$—

Fair value of hedged long-term debt	$2,052	$—	$2,052	$—
Interest rate swap derivative financial instruments	95	—	95	—
Foreign currency forward exchange contracts	231	—	231	—
Contingent consideration related to business combinations	112	—	—	112
Total Liabilities	$2,490	$—	$2,378	$112

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

The maximum amount for certain contingent consideration is not determinable as it is based on a percent of certain sales. Excluding such contingent consideration, the maximum amount that may be due under the other contingent consideration arrangements was estimated at September 30, 2024 to be approximately $115 million, which is dependent upon attaining certain sales thresholds or upon the occurrence of certain events, such as regulatory approvals.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
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

Abbott has been named as a defendant in a number of lawsuits alleging that its preterm infant formula and human milk fortifier products that contain cow’s milk cause an intestinal disease known as necrotizing enterocolitis (NEC) and inadequately warn about the risk of NEC. These lawsuits claim that certain preterm infants suffered injury or death as a result of contracting NEC. Abbott denies the allegations in these lawsuits. In July 2024, a jury in a Missouri state court awarded a plaintiff $495 million in a trial against Abbott. Abbott stands by its products and the information it provided about them, and it plans to appeal the jury's verdict. Abbott does not believe that it is probable that a material loss will be incurred related to these lawsuits and therefore, no reserves have been recorded for these lawsuits. Given the uncertainty as to the possible outcome in each of these lawsuits, Abbott is unable to reasonably estimate a range of possible loss related to these lawsuits.

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $30 million to $40 million. The recorded accrual balance at September 30, 2024 for these proceedings and exposures was approximately $35 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the cases discussed in the second paragraph of this note, the resolution of which could be material to Abbott's financial position, cash flows or results of operations.

Note 13 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net periodic benefit costs, other than service costs, are recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings. Net costs recognized for the three and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans are as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Service cost - benefits earned during the period	$61	$56	$182	$174	$9	$10	$29	$29
Interest cost on projected benefit obligations	118	114	352	342	13	15	40	45
Expected return on plan assets	(263)	(244)	(788)	(729)	(6)	(6)	(18)	(18)
Curtailment gain	—	—	—	(14)	—	—	—	—
Net amortization of:
Actuarial loss, net	6	2	18	8	—	(1)	(1)	(2)
Prior service cost (credit)	—	1	1	1	(3)	(3)	(10)	(10)
Net cost (credit)	$(78)	$(71)	$(235)	$(218)	$13	$15	$40	$44

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 13 — Post-Employment Benefits (Continued)
Abbott funds its domestic defined benefit plans according to Internal Revenue Service funding limitations. International pension plans are funded according to similar regulations. In the first nine months of 2024 and 2023, $298 million and $302 million, respectively, were contributed to defined benefit plans. In the first nine months of 2024 and 2023, $28 million was contributed, in each year, to the post-employment medical and dental plans.

Note 14 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2024 and 2023, taxes on earnings include approximately $44 million and $11 million, respectively, in excess tax benefits associated with share-based compensation. In the first nine months of 2024 and 2023, taxes on earnings also include approximately $35 million and $59 million, respectively, of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $75 million to $1.33 billion, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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

In June 2024, Abbott received a SNOD from the IRS for the 2017 and 2018 Federal tax years in the amount of $192 million. The matters proposed in the 2017/2018 SNOD are substantially similar to the income allocation adjustments included in the 2019 SNOD. Abbott filed a petition in September 2024 with the U.S. Tax Court contesting the 2017/2018 SNOD in a manner consistent with its petition for the 2019 SNOD.

In October 2024, Abbott received a SNOD from the IRS for the 2020 Federal tax year assessing an additional $443 million of income tax. The primary adjustments proposed in the SNOD are substantially similar to the income allocation adjustments included in the 2017/2018 and 2019 SNODs. Abbott believes that the income reallocation adjustments proposed in the SNOD are without merit. The SNOD also contains other proposed adjustments and omissions that Abbott believes are erroneous and unsupported. In addition to the tax assessment for the 2020 tax year, the 2020 SNOD also contested a deduction for which an estimated $440 million cash tax benefit would be available in a different taxable year as allowed under applicable U.S. tax law. Abbott intends to file a petition with the U.S. Tax Court contesting the SNOD.

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
September 30, 2024
(Unaudited)

Note 14 — Taxes on Earnings (continued)
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
September 30, 2024
(Unaudited)

Note 15 — Segment Information (Continued)
The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Established Pharmaceutical Products	$1,406	$1,368	$3,926	$3,844	$380	$345	$962	$952
Nutritional Products	2,066	2,073	6,284	6,116	312	284	1,062	972
Diagnostic Products	2,412	2,449	6,821	7,454	558	632	1,462	1,720
Medical Devices	4,747	4,249	13,934	12,444	1,513	1,342	4,380	3,805
Total Reportable Segments	10,631	10,139	30,965	29,858	2,763	2,603	7,866	7,449
Other	4	4	11	10
Net sales	$10,635	$10,143	$30,976	$29,868
Corporate functions and benefit plan costs					(140)	(50)	(286)	(198)
Net interest expense					(51)	(69)	(170)	(182)
Share-based compensation (a)					(117)	(117)	(562)	(530)
Amortization of intangible assets					(470)	(496)	(1,413)	(1,485)
Other, net (b)					(45)	(200)	(452)	(185)
Earnings before taxes					$1,940	$1,671	$4,983	$4,869
______________________________________

(a)	Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)
Other, net for the three and nine months ended September 30, 2024 and 2023 includes charges related to restructurings, the impairment of IPR&D and intangible assets and various investments and integration costs related to business combinations. Other, net for the nine months ended September 30, 2024 includes a loss on the divestiture of a non-core business. Other, net for the three months and nine months ended September 30, 2023 includes costs associated with the acquisition of CSI. Other, net for the nine months ended September 30, 2023 includes income arising from fair value changes in contingent consideration related to previous business combinations.

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

	Net Sales to External Customers
(in millions)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,406	$1,368	2.7%	(4.3)%	7.0%
Nutritional Products	2,066	2,073	(0.3)	(3.1)	2.8
Diagnostic Products	2,412	2,449	(1.5)	(2.9)	1.4
Medical Devices	4,747	4,249	11.7	(1.6)	13.3
Total Reportable Segments	10,631	10,139	4.9	(2.5)	7.4
Other	4	4	n/m	n/m	n/m
Net Sales	$10,635	$10,143	4.9	(2.5)	7.4

Total U.S.	$4,202	$3,817	10.1	—	10.1

Total International	$6,433	$6,326	1.7	(4.1)	5.8

	Net Sales to External Customers
(in millions)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$3,926	$3,844	2.1%	(7.3)%	9.4%
Nutritional Products	6,284	6,116	2.7	(3.1)	5.8
Diagnostic Products	6,821	7,454	(8.5)	(2.9)	(5.6)
Medical Devices	13,934	12,444	12.0	(1.6)	13.6
Total Reportable Segments	30,965	29,858	3.7	(3.0)	6.7
Other	11	10	n/m	n/m	n/m
Net Sales	$30,976	$29,868	3.7	(3.0)	6.7

Total U.S.	$11,982	$11,503	4.2	—	4.2

Total International	$18,994	$18,365	3.4	(4.9)	8.3
____________________________________

Notes:	In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
n/m = Percent change is not meaningful

The 7.4 percent increase in total net sales during the third quarter of 2024, excluding the impact of foreign exchange, primarily reflected higher sales in the Medical Devices and Established Pharmaceutical Products segments, partially offset by a decrease in demand for Abbott’s rapid diagnostic tests to detect COVID-19. Abbott’s COVID-19 testing-related sales totaled $265 million during the third quarter of 2024 and $305 million during the third quarter of 2023. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 5.4 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 8.0 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the third quarter as the relatively stronger U.S. dollar decreased total international sales by 4.1 percent and total sales by 2.5 percent.

The 6.7 percent increase in total net sales during the first nine months of 2024, excluding the impact of foreign exchange, reflected sales growth in the Medical Devices, Nutritional Products, and Established Pharmaceutical Products segments, partially offset by a decrease in demand for Abbott’s rapid diagnostic tests to detect COVID-19. Abbott’s COVID-19 testing-related sales totaled $571 million during the first nine months of 2024 and $1.3 billion during the first nine months of 2023. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 6.4 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 9.5 percent. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first nine months as the relatively stronger U.S. dollar decreased total international sales by 4.9 percent and total sales by 3.0 percent.

The table below provides detail by sales category for the nine months ended September 30. Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	September 30, 2024	September 30, 2023	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$2,910	$2,889	0.7%	(9.0)%	9.7%
Other Emerging Markets	1,016	955	6.4	(2.2)	8.6

Nutritional Products —
International Pediatric Nutritionals	1,377	1,477	(6.8)	(3.2)	(3.6)
U.S. Pediatric Nutritionals	1,646	1,472	11.8	—	11.8
International Adult Nutritionals	2,146	2,086	2.8	(6.9)	9.7
U.S. Adult Nutritionals	1,115	1,081	3.2	—	3.2

Diagnostic Products —
Core Laboratory	3,848	3,789	1.5	(4.8)	6.3
Molecular	384	421	(8.7)	(0.8)	(7.9)
Point of Care	441	416	6.0	(0.1)	6.1
Rapid Diagnostics	2,148	2,828	(24.0)	(1.1)	(22.9)

Medical Devices —
Rhythm Management	1,766	1,673	5.6	(1.2)	6.8
Electrophysiology	1,824	1,602	13.8	(2.6)	16.4
Heart Failure	948	860	10.4	(0.1)	10.5
Vascular	2,112	2,004	5.4	(1.3)	6.7
Structural Heart	1,637	1,446	13.2	(1.9)	15.1
Neuromodulation	705	650	8.4	(1.5)	9.9
Diabetes Care	4,942	4,209	17.4	(1.9)	19.3

Excluding the unfavorable effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 9.7 percent in the first nine months of 2024, led by higher revenue in several countries and across several therapeutic areas, including respiratory, gastroenterology, cardiometabolic and central nervous system/pain management. Other Emerging Markets, excluding the effect of foreign exchange, increased by 8.6 percent in the first nine months of 2024.

Excluding the impact of foreign exchange, total Nutritional Products sales in the first nine months of 2024 increased 5.8 percent. In U.S. Pediatric Nutritionals, the 11.8 percent increase in sales in the first nine months of 2024 reflects infant formula market share gains and the continued favorable impact of 2023 price increases, partially offset by a decrease in PediaSure® and Pedialyte® product sales. Excluding the effect of foreign exchange, the 3.6 percent decrease in International Pediatric Nutritionals sales in the first nine months of 2024 reflects a decrease in sales in the Asia Pacific and Latin America regions, partially offset by increased sales in Canada and the Europe/Middle East regions.

In the first nine months of 2024, U.S. and International Adult Nutritionals sales, excluding the effect of foreign exchange, increased 3.2 percent and 9.7 percent, respectively, due to growth of Ensure® and Glucerna® product sales. U.S. Adult Nutritionals sales were partially offset by the discontinuation of the ZonePerfect® product line.

The 5.6 percent decrease in Diagnostic Products sales in the first nine months of 2024, excluding the impact of foreign exchange, was primarily driven by lower demand for COVID-19 tests. In Rapid Diagnostics, sales decreased 22.9 percent in the first nine months of 2024, excluding the effect of foreign exchange, due to lower demand for COVID-19 tests. In the first nine months of 2024 and 2023, Rapid Diagnostics COVID-19 testing-related sales were $553 million and $1.2 billion, respectively. In the first nine months of 2024, Rapid Diagnostics sales increased 0.8 percent, excluding COVID-19 testing-related sales, and increased 2.1 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

In Core Laboratory Diagnostics, sales increased 6.3 percent in the first nine months of 2024, excluding the effect of foreign exchange, due to the continued deployment of Abbott's Alinity® testing platform and higher volume of routine diagnostic testing performed in hospitals and other laboratories, partially offset by lower sales in China. In the first nine months of 2024 and 2023, Core Laboratory Diagnostics COVID-19 testing-related sales were $8 million and $16 million, respectively. In the first nine months of 2024, Core Laboratory Diagnostics sales increased 1.8 percent, excluding COVID-19 testing-related sales, and increased 6.5 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

The 7.9 percent decrease in Molecular Diagnostics sales in the first nine months of 2024, excluding the effect of foreign exchange, was primarily driven by lower demand for laboratory-based molecular tests for COVID-19. In the first nine months of 2024 and 2023, Molecular Diagnostics COVID-19 testing-related sales were $10 million and $36 million, respectively. In the first nine months of 2024, Molecular Diagnostics sales decreased 2.5 percent, excluding COVID-19 testing-related sales, and decreased 1.6 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

Excluding the effect of foreign exchange, total Medical Devices sales increased 13.6 percent in the first nine months of 2024, led by double-digit growth in Diabetes Care, Electrophysiology, Structural Heart and Heart Failure. Higher Diabetes Care sales were driven by continued growth in Abbott's continuous glucose monitoring (CGM) systems. CGM systems sales totaled $4.7 billion in the first nine months of 2024, which reflected a 21.4 percent increase, excluding the effect of foreign exchange, over the first nine months of 2023 when CGM sales totaled $3.9 billion.

In January 2024, Abbott announced that Tandem Diabetes Care, Inc.'s t:slim X2™ insulin pump is the first automated insulin delivery system in the U.S. to integrate with Abbott's FreeStyle Libre® 2 Plus sensor for treating diabetes. In February, Insulet's Omnipod® 5 Automated Insulin Delivery System received CE Mark approval to be offered as an integrated solution with Abbott's FreeStyle Libre 2 Plus sensor. In June, Abbott announced U.S. Food and Drug Administration (FDA) clearance for two new over-the-counter CGM systems, Lingo™ and Libre Rio™, which are based on Abbott's FreeStyle Libre CGM technology. In August, Abbott announced a global partnership with Medtronic to collaborate on connecting Abbott's CGM system with Medtronic's insulin delivery devices. In September, Abbott announced the U.S. launch of Lingo.

During the first nine months of 2024, procedure volumes continued to increase across the cardiovascular and neuromodulation businesses. In Electrophysiology, the 16.4 percent increase in sales, excluding the effect of foreign exchange, primarily reflects higher procedure volumes and increased demand for catheters and cardiac mapping products. In Structural Heart, the 15.1 percent increase in sales, excluding the effect of foreign exchange, primarily reflects growth of the Navitor®, MitraClip®, TriClip® and Amplatzer® Amulet® products. In Heart Failure, the 10.5 percent increase in sales, excluding the effect of foreign exchange, primarily reflects growth in chronic and acute pump products.

In Neuromodulation, the 9.9 percent increase in sales, excluding the effect of foreign exchange, was driven by the Eterna™ rechargeable spinal cord stimulation system for the treatment of chronic pain. In Vascular, the 6.7 percent increase in sales, excluding the impact of foreign exchange, was primarily due to the acquisition of Cardiovascular Systems, Inc. (CSI) in April 2023 and growth in other endovascular sales.

In April 2024, Abbott announced FDA approval of the Esprit™ below-the-knee (BTK) system, which is designed to keep arteries open in people living with peripheral artery disease and deliver a drug to support vessel healing prior to completely dissolving. In April, Abbott also announced FDA approval of TriClip, which provides a minimally invasive treatment option for patients with tricuspid regurgitation, or a leaky tricuspid heart valve. In June, Abbott obtained CE Mark for its AVEIR® dual chamber (DR) leadless pacemaker system, which is the world's first dual chamber leadless pacemaker system that treats people with abnormal or slow heart rhythms.

The gross profit margin percentage was 51.4 percent for the third quarter of 2024 compared to 49.7 percent for the third quarter of 2023 and 51.0 percent for the first nine months of 2024 compared to 50.1 percent for the first nine months of 2023. The increase in the quarter and the first nine months of 2024 reflects the favorable impacts of higher pricing in various businesses and gross margin improvement initiatives, partially offset by the unfavorable effect of foreign exchange.

Research and development (R&D) expenses increased $41 million to $713 million, or 6.1 percent, in the third quarter of 2024 and increased $54 million to $2.1 billion, or 2.6 percent, in the first nine months of 2024 compared to the prior year. The increase in R&D expense in the third quarter of 2024 was primarily driven by higher spending on various projects. The increase in R&D expense in the first nine months of 2024 was primarily driven by higher spending on various projects, partially offset by lower 2024 charges for the impairment of in-process R&D (IPR&D) assets acquired in previous business combinations.

Selling, general and administrative expenses increased $172 million, or 6.3 percent, in the third quarter of 2024, and increased $565 million, or 6.9 percent, in the first nine months of 2024 compared to the prior year. Higher selling and marketing spending to drive growth across various businesses was partially offset by the favorable impact of foreign exchange.

Restructuring Plans

In 2024, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostic, medical devices and nutritional businesses, including the discontinuation of its ZonePerfect® product line. In the nine months ended September 30, 2024, Abbott recorded employee related severance and other charges of $60 million, of which $39 million was recorded in Cost of products sold, $2 million was recorded in Research and development, and $19 million was recorded in Selling, general and administrative expenses. Payments related to these actions totaled $25 million in the first nine months of 2024 and the remaining liabilities totaled $35 million at September 30, 2024. In addition, Abbott recognized asset impairment charges of $22 million related to these restructuring plans.

Other (Income) Expense, net

Other income, net increased from $83 million of income in the third quarter of 2023 to $121 million of income in the third quarter of 2024 and decreased from $370 million of income in the first nine months of 2023 to $222 million of income in the first nine months of 2024. The increase in the third quarter primarily reflects lower impairment charges related to certain investments and income associated with the non-service cost components of net pension and post-retirement medical benefit costs. The decrease in the first nine months of 2024 reflects the recognition of a $143 million loss on the sale of a non-core business related to the Established Pharmaceutical Products segment, as well as the 2023 impact of favorable changes in the fair value of contingent consideration liabilities that did not repeat in 2024. The decrease in the first nine months of 2024 was partially offset by an increase in income associated with the non-service cost components of net pension and post-retirement medical benefit costs.

Interest Expense, net

Interest expense, net decreased $18 million to $51 million in the third quarter of 2024 and decreased $12 million to $170 million in the first nine months of 2024. In the third quarter of 2024 and in the first nine months of 2024, interest expense decreased due to the repayment of approximately $2.25 billion of long-term debt in September and November of 2023. In the first nine months of 2024, the decrease in interest expense was partially offset by a reduction in interest income due to lower average cash and short-term investment balances versus the prior year, thereby resulting in unfavorable interest income and an increase in Interest expense, net.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2024 and 2023, taxes on earnings include approximately $44 million and $11 million, respectively, in excess tax benefits associated with share-based compensation. In the first nine months of 2024 and 2023, taxes on earnings also include approximately $35 million and $59 million, respectively, of tax expense as the result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $75 million to $1.33 billion, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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

In June 2024, Abbott received a SNOD from the IRS for the 2017 and 2018 Federal tax years in the amount of $192 million. The matters proposed in the 2017/2018 SNOD are substantially similar to the income allocation adjustments included in the 2019 SNOD. Abbott filed a petition in September 2024 with the U.S. Tax Court contesting the 2017/2018 SNOD in a manner consistent with its petition for the 2019 SNOD.

In October 2024, Abbott received a SNOD from the IRS for the 2020 Federal tax year assessing an additional $443 million of income tax. The primary adjustments proposed in the SNOD are substantially similar to the income allocation adjustments included in the 2017/2018 and 2019 SNODs. Abbott believes that the income reallocation adjustments proposed in the SNOD are without merit. The SNOD also contains other proposed adjustments and omissions that Abbott believes are erroneous and unsupported. In addition to the tax assessment for the 2020 tax year, the 2020 SNOD also contested a deduction for which an estimated $440 million cash tax benefit would be available in a different taxable year as allowed under applicable U.S. tax law. Abbott intends to file a petition with the U.S. Tax Court contesting the SNOD.

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

Liquidity and Capital Resources

The increase in cash and cash equivalents from $6.9 billion at December 31, 2023 to $7.6 billion at September 30, 2024 primarily reflects the cash generated from operations and an increase in Abbott's yen-denominated loan, partially offset by the payment of dividends and capital expenditures in the first nine months of 2024. Working capital was $8.9 billion at September 30, 2024 and $8.8 billion at December 31, 2023. The increase in working capital in 2024 primarily reflects an increase in cash and cash equivalents, accounts receivable, and inventory, partially offset by an increase in the current portion of long-term debt and income taxes payable.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first nine months of 2024 totaled approximately $5.7 billion, an increase of $1.5 billion from the prior year, primarily due to higher segment operating earnings, as well as improved working capital management. In the first nine months of 2024, Net cash from operating activities includes $298 million of pension contributions and the payment of cash taxes of approximately $1.181 billion. Net cash from operating activities in 2023 includes $302 million of pension contributions and the payment of cash taxes of approximately $1.180 billion.

At September 30, 2024, Abbott’s long-term debt rating was AA- by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.

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

In the third quarter of 2024, Abbott repurchased approximately 7 million of its common shares for $750 million. As of September 30, 2024, $659 million remains available for repurchase under the 2021 share repurchase program. On October 11, 2024, the board of directors authorized the repurchase of up to $7 billion of Abbott common shares, from time to time (the "2024 Plan"). The 2024 Plan is in addition to the unused portion of the 2021 Plan.

In each of the first three quarters of 2024, Abbott declared a quarterly dividend of $0.55 per share on its common shares, which represents an increase of 7.8 percent over the $0.51 per share dividend declared in each of the first three quarters of 2023.

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

(b)Changes in internal control over financial reporting. During the quarter ended September 30, 2024, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024, including those described below (as of September 30, 2024, except where noted below). While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except for the lawsuits discussed below, the resolution of which could be material to cash flows or results of operations.

In its 2023 Annual Report on Form 10-K, Abbott reported that multiple civil lawsuits have been filed against Abbott relating to its manufacturing of certain powder infant formula products. Six shareholder derivative lawsuits against certain of Abbott’s current and former directors and officers are pending in a consolidated proceeding, In re Abbott Laboratories Infant Formula Shareholder Derivative Litigation, in the U.S. District Court for the Northern District of Illinois. The consolidated lawsuit seeks monetary damages from the defendants to Abbott. In re Abbott Laboratories Infant Formula Shareholder Derivative Litigation includes: Thomas P. DiNapoli, Controller of the State of New York, as Administrative Head of the New York State and Local Retirement System, and as Trustee of the New York State Common Retirement Fund, and International Brotherhood of Teamsters Local No. 710 Pension Fund and Southeastern Pennsylvania Transportation Authority, both filed in June 2023; David Hamilton filed in April 2023; Matthew Steele filed in February 2023; Ilene Lippman filed in January 2023; and Leon Martin filed in October 2022. In August 2024, the court granted in part and denied in part the defendants’ motion to dismiss, allowing the securities and breach of fiduciary duty claims to move forward. In September 2024, Abbott’s board of directors established an independent and disinterested special litigation committee to investigate and evaluate the asserted claims.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	3,600,000	(1)	$104.680	3,600,000	$1,032,244,524	(2)
August 1, 2024 - August 31, 2024	3,406,363	(1)	$109.545	3,406,363	659,092,986	(2)
September 1, 2024 - September 30, 2024	—	(1)	—	—	659,092,986	(2)
Total	7,006,363	(1)	$107.046	7,006,363	$659,092,986	(2)
______________________________________
1.These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.
2.On December 10, 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott common shares, from time to time (the "2021 Plan"). On October 11, 2024, the board of directors authorized the repurchase of up to $7 billion of Abbott common shares, from time to time (the "2024 Plan"). The 2024 Plan is in addition to the unused portion of the 2021 Plan.

Item 6.     Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ PHILIP P. BOUDREAU
Philip P. Boudreau
Executive Vice President, Finance and Chief Financial Officer

Date: October 31, 2024