Form 10-K
period 2024-12-31
ABBOTT LABORATORIES
filed 2025-02-21
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
______________________________________________
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_______________________________________________________

For the fiscal year ended December 31, 2024	Commission file number 1-2189
Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (224) 667-6100 (telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	ABT	New York Stock Exchange Chicago Stock Exchange, Inc.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒
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
The aggregate market value of the 1,704,109,171 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories’ most recently completed second fiscal quarter (June 28, 2024), was $177,073,983,959. Abbott has no non-voting common equity. Number of common shares outstanding as of January 31, 2025: 1,734,323,411
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2025 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 14, 2025.

PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
Abbott Laboratories is an Illinois corporation, incorporated in 1900. Abbott’s* principal business is the discovery, development, manufacture, and sale of a broad and diversified line of healthcare products.
NARRATIVE DESCRIPTION OF BUSINESS
Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.
Established Pharmaceutical Products
These products include a broad line of branded generic pharmaceuticals manufactured worldwide and marketed and sold outside the United States in emerging markets. These products are generally sold directly to wholesalers, distributors, government agencies, healthcare facilities, pharmacies, and independent retailers from Abbott-owned distribution centers or public warehouses, depending on the market served. Certain products are co-marketed or co-promoted with, or licensed from, other companies.
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
•cardiovascular and metabolic products, including Lipanthyl™ and TriCor™, for the treatment of dyslipidemia; Omacor™, for the treatment of hypertriglyceridemia; Physiotens™, for the treatment of hypertension; and Synthroid™, for the treatment of hypothyroidism;
•pain and central nervous system products, including Serc™, for the treatment of Ménière’s disease and vestibular vertigo; Brufen™, for the treatment of pain, fever, and inflammation; and Sevedol™, for the treatment of severe migraines;
•respiratory drugs and vaccines, including the anti-infective clarithromycin (sold under the trademarks Klacid™, Claribid™, and Klaricid™); and Influvac™, an influenza vaccine; and
•biosimilar products, including the areas of oncology and women's health.
The Established Pharmaceutical Products segment directs its primary marketing efforts toward building strong brands with key stakeholders, including consumers, pharmacists, physicians, and other healthcare providers. Government agencies are also important customers.
Competition in the Established Pharmaceutical Products segment is generally from other healthcare and pharmaceutical companies. In addition, the substitution of generic drugs for the brand prescribed and introduction of additional forms of already marketed established products by generic or branded competitors may increase competitive pressures.
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
Nutritional Products
These products include a broad line of pediatric and adult nutritional products manufactured, marketed, and sold worldwide. These products are generally marketed and sold directly to consumers and to institutions, wholesalers, retailers, healthcare facilities, government agencies, and third-party distributors from Abbott-owned distribution centers or third-party distributors.
The principal products included in the Nutritional Products segment are:
•various forms of infant formula and follow-on formula, including Similac®, Similac® 360 Total Care®, Similac Pro-Advance®, Similac® Advance®, Similac 360 Total Care® Sensitive, Similac Sensitive®, Go & Grow by Similac®, Similac® NeoSure®, Similac® Organic, Similac® Special Care®, Similac Total Comfort®, Similac® Soy Isomil®, Similac® Alimentum®, EleCare®, Gain™, and Grow™;
•adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® Enlive®, Ensure® NutriVigor™, Ensure® Max Protein, Ensure® High Protein, Glucerna®, Glucerna Hunger Smart®, ProSure™, PediaSure®, PediaSure SideKicks®, PediaSure® Peptide, Juven®, Abound™, and Pedialyte®; and
•nutritional products used in enteral feeding in healthcare institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, Freego™ (Enteral Pump) and Freego™ sets, Nepro®, and Vital®.
Primary marketing efforts for nutritional products are directed toward consumers or physicians or other healthcare professionals. In addition, nutritional products are also promoted directly to the public by consumer marketing efforts in markets where permitted.

Competition for nutritional products in the segment is generally from other diversified consumer and healthcare manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, price, retail distribution, and availability of product forms. A significant aspect of competition is the search for ingredient innovations. The introduction of new products by competitors, changes in medical practices and procedures, and regulatory changes can result in product obsolescence. In addition, private label and local manufacturers’ products may increase competitive pressure.
Medical Devices
These products include a broad line of rhythm management, electrophysiology, heart failure, vascular and structural heart devices for the treatment of cardiovascular diseases, and diabetes care and continuous glucose monitoring products, as well as neuromodulation devices for the management of chronic pain and movement disorders. Medical devices are manufactured, marketed and sold worldwide. In the United States, depending upon the product, medical devices are generally marketed and sold directly to wholesalers, hospitals, ambulatory surgery centers, physicians’ offices, consumers, and distributors from Abbott-owned distribution centers, public warehouses or third party distributors. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.
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
•vascular products, including the XIENCE® family of drug-eluting coronary stent systems developed on the Multi-Link Vision® platform; StarClose SE®, Perclose ProGlide® and Perclose ProStyle® vessel closure devices, TREK® coronary balloon dilatation products, Hi-Torque Balance Middleweight Universal II® guidewires, Supera® Peripheral Stent System, a peripheral vascular stent system; Acculink®/Accunet® and Xact®/Emboshield NAV6®, carotid stent systems; the OPTIS® integrated systems with Ultreon® 1.0 and 2.0 Software, compatible with the Dragonfly OPTIS® and OpStar® imaging catheters and PressureWire® fractional flow reserve measurement systems; Diamondback 360® coronary and peripheral orbital atherectomy systems; and Esprit™ BTK everolimus eluting resorbable scaffold system;
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
•continuous glucose and blood glucose monitoring systems under the FreeStyle® brand such as the FreeStyle Libre® system, including sensors, data management decision software, test strips, and accessories for people with diabetes; and the Lingo® continuous glucose monitoring system, including sensors and data management decision software for people’s health and wellness; and
•neuromodulation products, including spinal cord stimulators Proclaim® Plus and Proclaim® XR recharge-free implantable pulse generators (IPG) and rechargeable Eterna® IPG, each with BurstDR® stimulation, and Proclaim® DRG IPG, a neurostimulation device designed for dorsal root ganglion therapy, for the treatment of chronic pain disorders; and the non-rechargeable Infinity™ deep brain stimulation (DBS) system and the rechargeable Liberta RC™ DBS system, each with directional lead technology for the treatment of movement disorders.

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
Patents, Trademarks, and Licenses
Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott’s products in the United States and countries of interest to Abbott. Abbott owns or has licenses under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 4. These, and various patents that expire during the period from 2025 to 2045, in the aggregate, are believed to be of material importance in the operation of Abbott’s business. Abbott believes that no single patent, license, or trademark is material in relation to Abbott’s business as a whole.
Seasonal Aspects, Customers, and Renegotiation
There are no significant seasonal aspects to Abbott’s business. Abbott has no single customer that, if the customer was lost, would have a material adverse effect on Abbott. No material portion of Abbott’s business is subject to renegotiation of profits or termination of contracts at the election of a government.
Environmental Matters
Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal, state, and various other countries’ environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott’s capital and operating expenditures for pollution control in 2024 were not material and are not expected to be material in 2025.
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
As of December 31, 2024, Abbott employed approximately 114,000 people, 69% of whom were employed outside of the U.S. Women represented 47% of Abbott’s U.S. workforce, 46% of its global workforce, and 43% of its managers.

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
Diversity and Inclusion
Abbott is committed to fostering a workplace that is inclusive for all. Abbott ties executive compensation to human capital management to sustain an inclusive culture and the fair and balanced treatment of Abbott’s employees. Abbott's diversity, equity, and inclusion report provides an update on the plans, strategies, and actions undertaken to ensure that Abbott continues to attract, retain, and develop the best talent from the more than 160 countries in which it does business.
Abbott’s employee networks play an important role in building an inclusive culture across all Abbott operations. A corporate officer serves as a sponsor for each of these networks, helping to align their objectives with Abbott’s business strategies. Abbott has nine such networks, which are: Asian Leadership and Cultural Network, Black Business Network, disABILITY Network (supporting employees with disabilities), Early Career Network (supporting early career employees), LA VOICE Network (supporting Hispanic and Latino employees), PRIDE (supporting LGBTQ employees), Veterans Network, Women Leaders of Abbott, and Women in STEM. All networks are open to all Abbott employees.
Abbott offers professional development programs, which provide recent college graduates the opportunity to rotate through different areas of Abbott, often with the chance to work outside their home country. Also, Abbott hosts hundreds of college students for paid internships. Further, Abbott has offered a STEM internship program for high school students in the U.S. since 2012 and since 2021, students who complete the program receive a college credit recommendation from the American Council on Education. The program’s objective is to increase the number of students pursuing STEM-related careers and contribute to a more diverse talent pipeline for Abbott.
Health and Safety
The health, safety and wellness of its employees is an Abbott priority embedded at every level of its business. Abbott’s integrated Environmental, Health and Safety organization governs health, safety and wellness at Abbott’s facilities. Abbott also maintains global policies and standards for managing employee health and safety.
Abbott takes a holistic approach to employee well-being. Abbott’s global wellness programs are designed to meet the unique needs of employees across businesses and geographies and offer a wide range of programs, including supporting the emotional, physical, and financial health of employees and their families. For example, for over 20 years, Abbott has annually offered Exercise Across Abbott, which is a four-week physical wellness program that encourages employees to team up with colleagues and track how many minutes they exercise each day. Over 40,000 Abbott employees across 75 countries took part in 2024.
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

Regulation
The development, manufacture, marketing, sale, promotion, and distribution of Abbott’s products are subject to comprehensive government regulation by the U.S. Food and Drug Administration (FDA) and similar national and international regulatory agencies. Government regulation by various international, supranational, federal and state agencies addresses (among other matters) the development and approval to market Abbott’s products, as well as the inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, postmarket changes to products, labeling, packaging, supply chains, marketing and promotion, pricing and reimbursement, sampling, distribution, quality control, post-market surveillance, record keeping, storage, and disposal practices. In addition, Abbott’s laboratories and associated testing services are subject to comprehensive government regulation, including registration, certification, and licensure, by federal, state, and local agencies, such as the Centers for Medicare & Medicaid Services, the Drug Enforcement Administration, the Substance Abuse and Mental Health Services Administration, and their respective foreign counterparts. Certain of these agencies require Abbott's laboratories to meet quality assurance, quality control, and personnel standards and undergo inspections.
Abbott’s international operations are also affected by trade and investment regulations in many countries. These may require local investment, restrict Abbott’s investments, or limit the import of raw materials and finished products.
Abbott’s laboratory facilities, home monitoring services, and durable medical equipment suppliers, which provide services, related products and medical devices to consumers, are subject to additional laws and regulations applicable to healthcare providers and suppliers that submit claims for reimbursement or payment to third-party payors, including government agencies such as Medicare and Medicaid, or governments. In the United States, these entities may from time to time conduct inquiries, claims audits, investigations, and enforcement actions relating to the claims or enrollment criteria.
Abbott is subject to laws and regulations pertaining to healthcare fraud and abuse, including state and federal anti-kickback, anti-self-referral, and false claims laws in the United States. Prescription drug, nutrition, and medical device manufacturers such as Abbott are also subject to taxes, as well as application, product, user, establishment, and other fees. Governmental agencies can also invalidate intellectual property rights.
Compliance with these laws and regulations is costly and materially affects Abbott’s business. Among other effects, healthcare regulations and significant changes thereto (such as the introduction of the Medical Devices Regulation and the In Vitro Diagnostic Medical Devices Regulation in the European Union) substantially increase the time, difficulty, and costs incurred in developing, obtaining and maintaining approval to market, and marketing newly developed and existing products. Abbott expects this regulatory environment will continue to require significant technical expertise and investment to ensure compliance. Failure to comply can delay the release of a new product or result in regulatory and enforcement actions, the seizure or recall of a product, the suspension or revocation of the authority necessary for a product’s production and sale, suspension or revocation of billing privileges, and other civil or criminal sanctions, including fines and penalties. Similarly, compliance with the laws and regulations governing laboratories and testing services requires specialized expertise. Failure to comply with these regulatory requirements can result in sanctions, including suspension, revocation, or limitation of a laboratory’s certification, which is necessary to conduct business, as well as significant fines or criminal penalties.
Abbott’s business can also be affected by ongoing studies of the utilization, safety, efficacy, and outcomes of healthcare products and their components that are regularly conducted by industry participants, government agencies, and others. These studies can call into question the utilization, safety, and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuation of marketing of such products in one or more countries, and may give rise to claims for damages from persons who believe they have been injured as a result of their use.

Access to human healthcare products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in many countries. A major focus is cost containment. Efforts to reduce health care costs are also being made in the private sector, notably by healthcare payors and providers, which have instituted various cost reduction and containment measures. Abbott expects that insurers and providers will continue attempts to reduce the cost or utilization of healthcare products. Many countries control the price of healthcare products directly or indirectly, through reimbursement, payment, pricing, or coverage limitations. Budgetary pressures on healthcare payors may also heighten the scope and severity of pricing pressures on Abbott’s products for the foreseeable future. In the United States, the federal government regularly evaluates reimbursement for medical devices, diagnostics, supplies, and other products, as well as the procedures in which these products may be used. The government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a healthcare facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many healthcare products. Other payment methodology changes have been proposed and implemented from time to time. For example, Medicare implemented a competitive bidding system for certain durable medical equipment (including diabetes products), enteral nutrition products, and supplies.
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
The Patient Protection and Affordable Care Act (the Affordable Care Act) includes provisions known as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare & Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted at the state level domestically, and an increasing number of governments worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.
Policy changes or implementation of new healthcare legislation could result in significant changes to healthcare systems. In the United States, this could include potential modification, including expansion or repeal of all or parts of the Affordable Care Act.
The regulation of data privacy and security, and the protection of the confidentiality of certain personal information (including patient health information, financial information and other sensitive personal information), is increasing. For example, the European Union, China, various other countries, and various U.S. states have enacted or are considering enacting data protection laws that contain significant compliance obligations and financial penalties for noncompliance. In addition, regulators with general consumer protection authority, such as the U.S. Federal Trade Commission and U.S. states Attorneys General, are focused on how consumer data is used by entities in the healthcare industry. Further, there are regulations of data privacy and security that are specific to healthcare companies. For example, the U.S. Department of Health and Human Services has issued rules governing the use, disclosure, and security of protected health information, and the FDA has issued further guidance concerning cybersecurity for medical devices. In addition, certain countries have issued or are considering “data localization” laws, which limit companies’ ability to transfer protected data across country borders. Failure to comply with data privacy and security laws and regulations can result in business disruption and enforcement actions, which could include civil or criminal penalties. Transferring and managing protected information will become more challenging as laws and regulations are enacted or amended, and Abbott expects there will be increasing complexity in this area.
Abbott expects debate to continue at all government levels worldwide over the manufacture, quality assurance requirements, marketing authorization processes, post-market surveillance requirements, availability, method of delivery, and payment for healthcare products and services, as well as data privacy and security. Abbott believes that future legislation and regulation in the markets it serves could affect the timing and expense associated with bringing healthcare products or services to market, access to healthcare products and services, increase rebates, reduce prices or reimbursements or the rate of price increases for healthcare products and services, change healthcare delivery systems, create new fees and obligations for the pharmaceutical, nutrition, diagnostic, and medical device industries, or require additional reporting and disclosure. It is not possible to predict the extent to which Abbott or the healthcare industry in general might be affected by the matters discussed above.

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
Abbott’s operations and performance depend on its ability to manage its large and complex global supply chain. While Abbott has taken and will continue to take actions to mitigate the risks of disruptions to its global supply chain, disruptions to it could negatively affect Abbott's results of operations. For example, the COVID-19 pandemic and macroeconomic conditions such as inflationary pressures and labor shortages contributed to global supply chain challenges in the early part of the decade, which adversely impacted the cost and availability of certain raw materials, supplies, and services.
Abbott may acquire other businesses, license rights to technologies or products, form alliances, or dispose of or spin-off businesses, which could cause it to incur significant expenses and could negatively affect profitability.
From time to time, Abbott pursues acquisitions, licensing arrangements, and strategic alliances, or may dispose of or spin-off some of its businesses, as part of its business strategy. Abbott may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If Abbott is successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. Abbott may not be able to integrate acquisitions successfully into its existing business or transition disposed businesses efficiently, and could incur or assume significant debt and unknown or contingent liabilities. Abbott could also experience negative effects on its reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-lived assets. These effects could cause a deterioration of Abbott’s credit rating, result in increased borrowing costs and interest expense, and decrease liquidity.
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
Abbott also collects, manages and processes protected personal data, including protected health information, in connection with certain medical products and service offerings. Abbott is subject to numerous data privacy and data protection laws and regulations globally, including data protection laws that prohibit or restrict the transfer of protected data across country borders. For additional information concerning data privacy and security regulation, see the discussion in “Regulation” under Item 1, “Business.” A breach or unauthorized disclosure of protected personal information could result in adverse consequences, including regulatory inquiries or litigation, increased costs and expenses, reputational damage, lost revenue, and fines or penalties.

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
Abbott’s research and development efforts to develop commercially successful products and technologies and its efforts to develop and maintain new business and operating models necessary to support data-driven healthcare solutions may not succeed, either of which may cause Abbott’s revenue and profitability to decline.
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
In addition, Abbott is developing new business and operating models necessary to support the creation of data-driven healthcare solutions such as data-centric prevention and treatment strategies, new products and technologies that incorporate data insights, and product technology strategies that focus on connectivity and data creation management. Even if Abbott successfully develops such new data-driven healthcare solutions, they may be rendered obsolete by competitors' innovations, the nature of the data and insights generated, or changing customer preferences. Failure to develop and maintain business and operating models necessary to support data-driven healthcare solutions may negatively impact the demand for Abbott products and technologies, causing Abbott's revenues and profitability to decline.
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
Abbott has indebtedness, which could adversely affect its business, including decreasing its business flexibility.
As of December 31, 2024, Abbott's consolidated indebtedness was approximately $14.1 billion. This consolidated indebtedness could have the effect, among other things, of reducing Abbott's flexibility to respond to changing business and economic conditions, and reducing funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes.
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
In addition, no assurance can be given that Abbott will remain in compliance with applicable FDA and other regulatory requirements once approval, clearance, or marketing authorization has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, postmarket changes to products, advertising, and postmarketing reporting, including adverse event reports and field alerts. Many of Abbott’s facilities and procedures and those of Abbott’s suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Abbott must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions for non-compliance include warning letters, fines, damages, injunctions, civil penalties, recalls, consent decrees, seizures of Abbott’s products, and civil litigation and/or criminal prosecution.
These actions could result in, among other things, substantial modifications to Abbott’s business practices and operations; refunds, recalls, or seizures of Abbott’s products; a total or partial shutdown of production in one or more facilities while Abbott or Abbott’s suppliers remedy any actual or potential issues; the inability to obtain future product approvals, clearances, or marketing authorizations; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Abbott’s business and have a material adverse effect on Abbott’s revenues, profitability, cash flows, and financial condition. For example, in February 2022, Abbott initiated a voluntary recall of certain powder infant formula products manufactured at its facility in Sturgis, Michigan at which time it temporarily stopped manufacturing at the facility. In May 2022, Abbott entered into a consent decree with the FDA. For information on the impact of Abbott's voluntary recall and manufacturing stoppage, see the discussion in the “Financial Review” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
Laws and regulations affecting government benefit programs could impose new obligations on Abbott, require Abbott to change its business practices, and restrict its operations, which could result in a material adverse effect on Abbott's revenues, profitability, and financial condition.
Abbott’s industry is subject to various international, supranational, federal, and state laws and regulations pertaining to government benefit program reimbursement, price reporting and regulation, and healthcare fraud and abuse, including anti-kickback and false claims laws, and international and individual state laws relating to pricing and sales and marketing practices. Violations of these laws may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment, and exclusion from participation in government healthcare programs, including Medicare, Medicaid, and Veterans Administration health programs in the U.S. These laws and regulations are broad in scope and they are subject to evolving interpretations, which could require Abbott to incur substantial costs associated with compliance or to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt Abbott’s business and result in a material adverse effect on Abbott’s revenues, profitability, and financial condition.
Changes in the healthcare regulatory environment may adversely impact the demand for and price of Abbott’s products.
Both in the U.S. and internationally, government authorities may enact changes in regulatory requirements, make legislative or administrative reforms to existing reimbursement programs, make adverse decisions relating to Abbott’s products’ coverage or reimbursement, or make changes to patient access to healthcare, all of which could adversely impact the demand for and usage of Abbott’s products or the prices that Abbott’s customers are willing to pay for them.
Further, in the U.S., a number of the provisions of the Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 address access to healthcare products and services. These provisions may be modified, expanded, repealed, or otherwise invalidated, in whole or in part. Future rulemaking could affect rebates, prices or the rate of price increases for healthcare products and services, or required reporting and disclosure. Abbott cannot predict the timing or impact of any future rulemaking or changes in the law.
For additional information concerning healthcare regulation, see the discussion in “Regulation” under Item 1, “Business.”
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
Healthcare products typically receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. When new safety concerns are reported, Abbott may be required to amend the conditions of use for a product. For example, Abbott may be required to provide additional warnings on a product’s label or narrow its approved intended use, either of which could reduce the product’s market acceptance. If serious safety concerns arise with an Abbott product, sales of the product have been and could be halted by Abbott or by regulatory authorities. Safety concerns affecting suppliers’ or competitors’ products also may reduce the market acceptance of Abbott’s products.
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
Abbott’s products face intense competition from competitors' products and technological advances. Competitors’ products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than Abbott’s products. Further, the development of new technology, healthcare products and medicines, and the development of new treatments for disease could significantly change the competitive landscape of the healthcare industry and negatively impact the demand for certain Abbott products. Abbott cannot predict with certainty the timing or impact of the introduction of competitors’ products and technological advances.
Fluctuation in foreign currency exchange rates has adversely affected and may continue to adversely affect Abbott’s financial statements and its ability to realize projected sales and earnings.
Although Abbott’s financial statements are denominated in U.S. dollars, a significant portion of Abbott’s revenues and costs are realized in other currencies. Sales outside of the U.S. in 2024 made up approximately 61 percent of Abbott’s net sales. Abbott’s profitability is affected by movement of the U.S. dollar against other currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of Abbott’s assets and liabilities, as well as its cash flows. Some foreign currencies are subject to government exchange controls. While Abbott enters into hedging arrangements to mitigate some of its foreign currency exposure, Abbott cannot predict with any certainty changes in foreign currency exchange rates or its ability to mitigate these risks.
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
Adverse changes in tax laws, regulations or interpretations, both in the U.S. and internationally, could have a material adverse effect on Abbott’s effective tax rate, financial condition and results of operations.
Abbott is a large, global corporation and is subject to complex and evolving tax rules, both in the U.S. and internationally. Changes in tax laws, regulations or interpretations, such as the two-pillared plan proposed by the Organization for Economic Cooperation & Development (OECD), or adverse decisions regarding Abbott's tax positions could materially adversely affect Abbott’s effective tax rate, financial condition and results of operations. A discussion on the OECD proposals and their potential impact on Abbott’s business in the future is contained in the “Financial Review” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report. Abbott is unable to predict what changes to the tax laws of the U.S. or other jurisdictions may be proposed or enacted in the future or what impact such changes would have on its business.
Deterioration in the economic condition and credit quality of certain countries may negatively affect Abbott’s results of operations.
Unfavorable economic conditions in certain countries may increase the time it takes to collect outstanding trade receivables or inhibit Abbott's ability to best utilize its cash. Financial instability and fiscal deficits in these countries may result in additional austerity measures to reduce costs, including healthcare. Deterioration in the quality of sovereign debt, including credit downgrades, could increase Abbott’s collection risk where a significant amount of Abbott’s receivables in these countries are with governmental healthcare systems or where Abbott’s customers depend on payment by government healthcare systems.
Abbott is subject to risks related to public health crises, such as widespread outbreaks of infectious diseases, which could have a material effect on Abbott’s business, financial condition and results of operations.
As a global healthcare company, public health crises, such as the widespread outbreaks of infectious diseases, may negatively impact certain Abbott's operations. Health concerns and significant changes in political or economic conditions caused by such outbreaks can cause, and during the COVID-19 pandemic caused, significant reductions in demand for certain products, increased difficulty in serving customers, disruptions to manufacturing and supply chains, and negative effects on certain of Abbott’s operations as well as the operations of its suppliers, distributors and other third-party partners. Furthermore, such widespread outbreaks may impact, and during the COVID-19 pandemic impacted, the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, inflation rates, foreign currency exchange rates, and interest rates.
For information on the impact that the COVID-19 pandemic had on Abbott’s business, see the discussion in the “Financial Review” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
The international nature of Abbott’s business subjects it to additional business risks that may cause its revenue and profitability to decline.
Abbott’s business is subject to risks associated with managing a global supply chain and doing business internationally. Sales outside of the United States in 2024 made up approximately 61 percent of Abbott’s net sales. Additional risks associated with Abbott’s international operations include:
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
•diminished protection of intellectual property; and
•potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery, anti-competition, and other similar laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act.
Events contemplated by these risks may, individually or in the aggregate, have a material adverse effect on Abbott’s revenues and profitability.
Other factors can have a material adverse effect on Abbott’s future profitability and financial condition.
Many other factors can affect Abbott’s profitability and its financial condition, including:
•changes in or interpretations of laws and regulations, including changes in accounting standards, taxation requirements, product approval standards, product labeling standards, manufacturing standards, source and use laws, and environmental laws;
•differences between the fair value measurement of assets and liabilities and their actual value, particularly for pensions, retiree healthcare, stock compensation, intangibles, goodwill, and contingent consideration; and for contingent liabilities such as litigation, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount;
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

•changes in the buying patterns of a major distributor, retailer, wholesaler, or other customer resulting from buyer purchasing decisions, pricing, seasonality, or other factors, or other problems with licensors, suppliers, distributors, and business partners; and
•legal challenges, any of which could preclude or delay commercialization of products or adversely affect profitability, including claims asserting statutory or regulatory violations, and adverse litigation decisions.
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

ITEM 2. PROPERTIES
As of December 31, 2024, Abbott owned or leased properties totaling approximately 44 million square feet, of which approximately 65% is owned by Abbott. Abbott’s principal corporate offices are located in Illinois and are owned by Abbott.
Abbott operates 89 manufacturing facilities globally. Abbott’s facilities are deemed suitable and provide adequate productive capacity. The manufacturing facilities are used by Abbott’s reportable segments as follows:

Reportable Segments	Manufacturing Sites
Medical Devices	32
Diagnostic Products	21
Established Pharmaceutical Products	23
Nutritional Products	13
Worldwide Total	89
Abbott’s research and development facilities in the United States are primarily located in California, Illinois, Minnesota, New Jersey, and Ohio. Abbott also has research and development facilities in various other countries, including Colombia, India, Singapore, Spain, and the United Kingdom.
There are no material encumbrances on the properties.

ITEM 3. LEGAL PROCEEDINGS
Abbott is involved in various claims, legal proceedings, and investigations, including (as of January 31, 2025) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.
Abbott is a defendant in numerous lawsuits involving certain of its specialty infant formula products administered to preterm infants. The lawsuits allege that preterm infants developed necrotizing enterocolitis as a result of being administered a cow’s milk-based preterm infant formula product, which resulted in personal injuries or death. As of January 31, 2025, there were 1,490 lawsuits pending in federal and state courts in which Abbott is a party. The plaintiffs seek various damages, including punitive damages. In April 2022, the U.S. Judicial Panel on Multidistrict Litigation ordered all federal court cases consolidated for pretrial purposes in the U.S. District Court for the Northern District of Illinois. In addition, in December 2021, a purported class of Canadian preterm infants filed suit in British Columbia that makes similar allegations as those made in the United States against Abbott. These plaintiffs seek various damages. Many of the lawsuits name another infant formula manufacturer as a co-defendant. In a trial held in July 2024, a jury in a Missouri state court awarded a plaintiff $495 million in damages. Abbott stands by its products and the information it provided about them, and it appealed this jury’s verdict with the Missouri Court of Appeals in December 2024. In a trial held in October 2024 involving Abbott and another infant formula manufacturer and the treating hospital as co-defendants, a jury in a Missouri state court returned a unanimous verdict for Abbott and its co-defendants. In December 2024, the plaintiff filed a motion for a new trial.
As previously disclosed, DexCom, Inc. (Dexcom) and Abbott filed various patent infringement actions against each other over certain of the other company’s continuous glucose monitoring products in the U.S., Germany, the U.K, Spain, and the Unified Patent Court, which litigation commenced in 2021. In December 2024, Abbott reached an agreement with Dexcom to settle all outstanding patent disputes between the companies in cases related to continuous glucose monitoring products. The agreement will result in the dismissal of all pending cases in courts and patent offices worldwide.
In November 2022, Abbott learned that the United States Department of Justice, through the United States Attorney’s Office for the Western District of Michigan, is conducting a criminal investigation related to Abbott’s manufacturing of infant formula. In December 2022, Abbott received a subpoena from the Enforcement Division of the Commission requesting information relating to Abbott’s powder infant formula business and related public disclosures. In January 2023, Abbott received a civil investigative demand from the United States Federal Trade Commission seeking information in connection with its investigation of companies who participate in bids for WIC infant formula contracts. In addition, multiple civil lawsuits have been filed against Abbott relating to Abbott’s manufacturing of certain powder infant formula products. Six shareholder derivative lawsuits against certain of Abbott’s current and former directors and officers are pending in a consolidated proceeding, In re Abbott Laboratories Infant Formula Shareholder Derivative Litigation, in the U.S. District Court for the Northern District of Illinois. The consolidated lawsuit seeks monetary damages from the defendants to Abbott. In re Abbott Laboratories Infant Formula Shareholder Derivative Litigation includes: Thomas P. DiNapoli, Controller of the State of New York, as Administrative Head of the New York State and Local Retirement System, and as Trustee of the New York State Common Retirement Fund, and International Brotherhood of Teamsters Local No. 710 Pension Fund and Southeastern Pennsylvania Transportation Authority, both filed in June 2023; David Hamilton filed in April 2023; Matthew Steele filed in February 2023; Ilene Lippman filed in January 2023; and Leon Martin filed in October 2022. In August 2024, the court granted in part and denied in part the defendants’ motion to dismiss, allowing the securities and breach of fiduciary duty claims to move forward. In September 2024, Abbott’s board of directors established an independent and disinterested special litigation committee to investigate and evaluate the asserted claims. In November 2024, the special litigation committee filed a motion to stay the case in order to conduct its investigation. In February 2025, the court granted in part and denied in part the committee's motion, allowing written discovery to proceed.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive officers of Abbott are elected annually by the board of directors. Each executive officer holds office until a successor has been duly elected or appointed and qualified or until the officer’s death, resignation, or removal. Vacancies may be filled at any time by the board of directors. Any executive officer may be removed by the board of directors when, in its judgment, removal would serve the best interests of Abbott.
Abbott’s executive officers, their ages as of February 21, 2025, and the dates of their first election as officers of Abbott are listed below. The executive officers’ principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any executive officers or directors.
Robert B. Ford, 51
2021 to present — Chairman of the Board and Chief Executive Officer, and Director.
2020 to 2021 — President and Chief Executive Officer, and Director.
2018 to 2020 — President and Chief Operating Officer, and Director since 2019.
Elected Corporate Officer — 2008.
Hubert L. Allen, 59
2013 to present — Executive Vice President, General Counsel and Secretary.
Elected Corporate Officer — 2012.
Philip P. Boudreau, 52
2024 to present — Executive Vice President, Finance and Chief Financial Officer.
2023 to 2024 — Senior Vice President, Finance and Chief Financial Officer.
2020 to 2023 — Vice President, Finance and Controller.
2017 to 2020 — Divisional Vice President, Controller, Medical Devices.
Elected Corporate Officer — 2020.
Lisa D. Earnhardt, 55
2023 to present — Executive Vice President and Group President, Medical Devices.
2019 to 2023 — Executive Vice President, Medical Devices.
Elected Corporate Officer — 2019.
Mary K. Moreland, 58
2019 to present — Executive Vice President, Human Resources.
Elected Corporate Officer — 2019.
Louis H. Morrone, 48
2023 to present — Executive Vice President, Core Diagnostics.
2021 to 2023 — Senior Vice President, Rapid Diagnostics.
2017 to 2021 — Vice President, Transfusion Medicine.
Elected Corporate Officer — 2017.

Daniel Salvadori, 46
2021 to present — Executive Vice President and Group President, Established Pharmaceuticals and Nutritional Products.
2017 to 2021 — Executive Vice President, Nutritional Products.
Elected Corporate Officer — 2014.
Andrea Wainer, 56
2019 to present — Executive Vice President, Rapid and Molecular Diagnostics.
Elected Corporate Officer — 2015.
John A. McCoy, Jr., 55
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
Shareholders
There were 30,768 shareholders of record of Abbott common shares as of January 31, 2025.
Tax Information for Shareholders
The Illinois Department of Commerce and Economic Opportunity (DCEO) has designated Abbott as an Illinois High Impact Business (HIB) through June 2043. Dividends paid by a corporation that is designated as a HIB and conducts business in a foreign trade zone may be eligible for a subtraction from base income for Illinois income tax purposes. Abbott certified that the HIB requirements were met for the calendar year ending December 31, 2024.
If you have any questions, please contact your tax advisor.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 — October 31, 2024	—	(1)	$—	—	$7,659,092,986	(2)
November 1, 2024 — November 30, 2024	840,000	(1)	$117.639	840,000	$7,560,276,206	(2)
December 1, 2024 — December 31, 2024	2,350,000	(1)	$113.640	2,350,000	$7,293,222,352	(2)
Total	3,190,000	(1)	$114.693	3,190,000	$7,293,222,352	(2)
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
Abbott’s sales growth in 2024 was primarily driven by the Medical Devices, Established Pharmaceutical and Nutritional businesses. The growth is the result of a productive research and development (R&D) pipeline and a combination of the introduction of new products and indication expansions across various businesses. Sales growth was negatively impacted by continued year-over-year decline in COVID-19 testing-related sales, as the COVID-19 pandemic shifted to an endemic state. In 2024, 2023 and 2022, Abbott’s COVID-19 testing related sales total $747 million, $1.6 billion and $8.4 billion, respectively. Sales in emerging markets, which represent approximately 37 percent of total company sales, increased 8.2 percent in 2024 and 5.4 percent in 2023, excluding the impact of foreign exchange. (Emerging markets include all countries, except the United States, Japan, Canada, Australia, New Zealand, the United Kingdom and Western European countries.)
Abbott’s operating margin profile increased in 2024 to 16.3 percent from 16.2 percent in 2023. The increase in 2024 reflects the favorable impact of margin improvement initiatives, partially offset by foreign exchange and inflation. In 2022, operating margin as a percentage of sales was 19.2 percent. The decrease in 2023 from 2022 reflects the unfavorable effects of lower COVID-19 testing-related sales, foreign exchange, and higher costs for various manufacturing inputs. In 2023, these unfavorable effects were partially offset by the favorable impact of margin improvement initiatives.
With respect to the performance of each reportable segment over the last three years, sales in the Medical Devices segment, excluding the impact of foreign exchange, increased 13.7 percent in 2024 and 15.1 percent in 2023. In Medical Devices, sales in 2024 and 2023 increased across all businesses, with double-digit growth in Diabetes Care, Structural Heart, Electrophysiology, and Heart Failure. In 2023, Neuromodulation sales also increased double digits. Growth was led by Diabetes Care where sales of Abbott's continuous glucose monitoring (CGM) systems continued to increase and totaled $6.4 billion in 2024 and $5.3 billion in 2023.
In 2024, key product approvals in the Medical Devices segment included:
•U.S. Food and Drug Administration (FDA) clearance for two new over-the-counter CGM systems, Lingo® and Libre Rio™, which are based on Abbott's FreeStyle Libre® CGM technology,
•FDA approval of the Esprit™ below-the-knee (BTK) system, which is designed to keep arteries open in people living with peripheral artery disease and deliver a drug to support vessel healing prior to completely dissolving,
•FDA approval of TriClip®, which provides a minimally invasive treatment option for patients with tricuspid regurgitation, or a leaky tricuspid heart valve,
•CE Mark for the Aveir® dual chamber (DR) leadless pacemaker system, which is the world's first dual chamber leadless pacemaker system that treats people with abnormal or slow heart rhythms, and
•FDA clearance for Advisor® HD Grid X Mapping Catheter, Sensor Enabled™, which will further support mapping of both pulsed field ablation (PFA) and radiofrequency (RF) ablation cases.
Operating earnings for the Medical Devices segment increased 16.0 percent in 2024 and 19.6 percent in 2023. The operating margin profile for the Medical Devices segment increased from 30.0 percent in 2022 to 31.4 percent in 2023 and then increased to 32.4 percent in 2024. The increase in 2024 from 2022 reflects the impact of higher sales volumes across the Medical Devices businesses.
In Abbott’s Diagnostics segment, sales decreased 3.9 percent in 2024 and 38.2 percent in 2023, excluding the impact of foreign exchange. The 2024 and 2023 sales decreases were driven by continued lower demand for the company's portfolio of COVID-19 tests, partially offset by higher volume of routine diagnostic tests in the Rapid Diagnostics and Core Laboratory businesses and the continued deployment of Abbott's Alinity® testing platform. Abbott continues to build out its test menu for the Alinity testing platform. In the first quarter of 2024, Abbott received FDA clearance of its i-STAT™ traumatic brain injury (TBI) cartridge for use with the i-STAT Alinity instrument, a whole blood point-of-care test to help assess mild TBI. In the fourth quarter of 2023, Abbott received FDA approval of its new laboratory automation system, GLP systems Track™, to help laboratories optimize lab performance by consolidating multiple analytical instruments into a unified workflow.

In 2024, operating earnings for the Diagnostics segment decreased 14.8 percent. The operating margin profile decreased from 40.3 percent in 2022 to 22.2 percent in 2024 primarily due to lower demand for Abbott's COVID-19 tests.
In Abbott’s Nutritional Products segment, total pediatric nutrition sales, excluding the impact of foreign exchange, increased 3.7 percent in 2024 and 14.8 percent in 2023, which includes market share recovery in the U.S. infant formula business following the voluntary recall of certain products in 2022, as discussed below, and the continued favorable impact of price increase initiatives. Excluding the impact of foreign exchange, total adult nutrition sales increased 8.0 percent in 2024 and 8.8 percent in 2023, led by the continued growth of Abbott's Ensure® and Glucerna® products. U.S. Adult Nutritionals sales were partially offset by the discontinuation of the ZonePerfect® product line.
In 2024, operating earnings for the Nutritional Products segment increased 12.9 percent compared to 2023. Operating margin profile for this segment increased from 9.5 percent in 2022 to 16.4 percent in 2023 and then increased to 17.9 percent in 2024. The increase in 2024 reflects the favorable effects of higher sales, the favorable impact of price increases and a continued focus on margin improvement initiatives. The increase in 2023 reflects the favorable effects of higher sales and a continued focus on margin improvement initiatives, partially offset by higher commodity and other costs.
In February 2022, Abbott’s U.S. Pediatric Nutrition business was impacted by a voluntary recall of certain infant powder formula products manufactured at its facility in Sturgis, Michigan, at which time the company temporarily stopped operations at that facility. Abbott took various actions to mitigate the impact of the recall on the supply of formula in the U.S. Abbott resumed operations later in 2022 and made significant progress through 2023 to increase production of infant formula in the U.S and recover market share. Beginning in the fourth quarter of 2023 and through 2024, Abbott has regained and maintained its market-leading position in the U.S., as measured on a volume basis.
The Established Pharmaceutical Products segment focuses on the sale of its products in emerging markets. Excluding the impact of foreign exchange, Established Pharmaceutical sales increased 9.2 percent in 2024 and 10.9 percent in 2023. The sales increase in 2024 was led by higher revenue in several countries in Latin America, Southeast Asia and the Middle East and across several therapeutic areas, including respiratory, gastroenterology, cardiometabolic and central nervous system/pain management. The sales increase in 2023 reflects higher sales in several geographies including India, Vietnam, and Brazil. In 2024, operating earnings for the Established Pharmaceutical Products segment increased 2.2 percent. Operating margin profile increased from 21.4 percent in 2022 to 23.7 percent in 2024 primarily due to the impact of margin improvement initiatives and higher sales, partially offset by inflation on various product inputs.
With respect to Abbott’s financial position, at December 31, 2024 and 2023, Abbott’s cash and cash equivalents and short-term investments total approximately $8.0 billion and $7.3 billion, respectively. Abbott’s long-term debt totals $14.1 billion and $14.7 billion at December 31, 2024 and 2023, respectively.
Abbott declared dividends of $2.24 per share in 2024 and $2.08 per share in 2023, an increase of 7.7 percent. Dividends paid totaled $3.8 billion in 2024 compared to $3.6 billion in 2023. The year-over-year change in the amount of dividends paid reflects the increase in the dividend rate. In December 2024, Abbott increased the company’s quarterly dividend by 7.3 percent to $0.59 per share from $0.55 per share, effective with the dividend paid in February 2025. In December 2023, Abbott increased the company’s quarterly dividend by 7.8 percent to $0.55 per share from $0.51 per share, effective with the dividend paid in February 2024.
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
In 2025, Abbott will focus on continuing to invest in product development areas that provide the opportunity for strong sustainable growth over the next several years. In its diagnostics business, Abbott's focus will include driving sales growth from its Alinity suite of diagnostics instruments along with GLP track integration and its portfolio of rapid diagnostic testing systems. In the medical devices business, Abbott will focus on growing recently launched new products and expanding its market position across the various businesses. In its nutritional business, Abbott will continue to focus on driving growth globally and further enhancing its portfolio with the introduction of science-based products and line extensions. In the established pharmaceuticals business, Abbott will continue to focus on growing its business with the depth and breadth of its portfolio in emerging markets.

Critical Accounting Policies
Sales Rebates — In 2024, 48 percent of Abbott’s consolidated gross revenues were subject to various forms of rebates and allowances that Abbott recorded as reductions of revenues at the time of sale. Most of these rebates and allowances in 2024 are in the Nutritional Products and Diabetes Care businesses. Abbott provides rebates to state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from one to six months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2024, 2023, and 2022 amounted to $4.4 billion in 2024 and $3.9 billion in 2023 and 2022, or 18.6 percent, 17.4 percent, and 17.6 percent of gross sales, respectively, based on gross sales of approximately $23.5 billion, $22.7 billion, and $22.4 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $235 million in 2024. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $319 million, $263 million, and $280 million for cash discounts in 2024, 2023, and 2022, respectively, and $211 million, $169 million, and $379 million for returns in 2024, 2023, and 2022, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott’s historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.
Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the accruals. In the WIC business, estimates are required for the amount of WIC sales within each state where Abbott holds the WIC contract. The state where the sale is made, which is the determining factor for the applicable rebated price, is reliably determinable. Rebated prices are based on contractually obligated agreements generally lasting a period of two to four years. Except for a change in contract price or a transition period before or after a change in the supplier for the WIC business in a state, accruals are based on historical redemption rates and data from the U.S. Department of Agriculture (USDA) and the states submitting rebate claims. The USDA, which administers the WIC program, has been making its data available for many years. Management also estimates the states' processing lag time based on sales and claims data. Management has access to several large customers' inventory management data, which allows management to make reliable estimates of inventory in the retail distribution channel. At December 31, 2024, Abbott had WIC business in 42 states.
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
Income Taxes — Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items is often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. In accordance with the accounting rules relating to the measurement of tax contingencies, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Application of these rules requires a significant amount of judgment. In the U.S., Abbott’s federal income tax returns through 2016 were settled as of December 31, 2024. Undistributed foreign earnings remain indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.
Pension and Post-Employment Benefits — Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott’s expected annual rates of change in the cost of health care benefits and are a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for years, can be significant in relation to the obligations and the annual cost recorded for these programs. The net actuarial gains for these plans in 2024 reflect the impact of actual asset returns during the year in excess of expected returns and the impact of higher discount rates on the measurement of plan liabilities. At December 31, 2024, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) were net losses of $777 million for Abbott’s defined benefit plans and net losses of $21 million for Abbott’s medical and dental plans. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period.
Valuation of Intangible Assets — Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value at the acquisition date. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott’s critical assumptions and calculations for acquisitions of significant intangibles. Abbott reviews definite-lived intangible assets for impairment each quarter. An undiscounted net cash flows approach is used to test for impairment. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in an impairment occurs. At December 31, 2024, goodwill amounted to $23.1 billion and net intangibles amounted to $6.6 billion. Amortization expense for intangible assets amounted to $1.9 billion in 2024 and $2.0 billion per year in 2023 and 2022. There was no reduction of goodwill relating to impairments in 2024, 2023, and 2022.
Litigation — Abbott accounts for litigation losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 450, “Contingencies.” Under ASC No. 450, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Abbott estimates the range of possible loss to be from approximately $25 million to $35 million for its legal proceedings and environmental exposures. Accruals of approximately $30 million have been recorded at December 31, 2024 for these proceedings and exposures. These accruals represent management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.”

Results of Operations
Sales
The following table details the components of sales growth by reportable segment for the last two years:

		Components of % Change
	Total % Change	Price	Volume	Exchange
Total Net Sales
2024 vs. 2023	4.6	3.5	3.7	(2.6)
2023 vs. 2022	(8.1)	2.6	(8.7)	(2.0)

Total U.S.
2024 vs. 2023	5.6	1.9	3.7	—
2023 vs. 2022	(14.8)	1.1	(15.9)	—

Total International
2024 vs. 2023	3.9	4.6	3.5	(4.2)
2023 vs. 2022	(3.3)	3.7	(3.5)	(3.5)

Established Pharmaceutical Products Segment
2024 vs. 2023	2.5	8.2	1.0	(6.7)
2023 vs. 2022	3.1	6.0	4.9	(7.8)

Nutritional Products Segment
2024 vs. 2023	3.2	7.7	(1.7)	(2.8)
2023 vs. 2022	9.3	11.4	0.2	(2.3)

Diagnostic Products Segment
2024 vs. 2023	(6.5)	1.4	(5.3)	(2.6)
2023 vs. 2022	(39.4)	(0.9)	(37.3)	(1.2)

Medical Devices Segment
2024 vs. 2023	12.4	1.4	12.3	(1.3)
2023 vs. 2022	14.1	1.0	14.1	(1.0)
The increase in total net sales in 2024, excluding the impact of foreign exchange, primarily reflects higher sales in the Medical Devices, Established Pharmaceutical Products and Nutritional Products segments, partially offset by a decrease in demand for Abbott’s rapid diagnostic tests to detect COVID-19. Abbott’s COVID-19 testing-related sales totaled $747 million in 2024, $1.6 billion in 2023 and $8.4 billion in 2022. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 7.0 percent in 2024. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 9.6 percent. Abbott’s net sales in 2024 were unfavorably impacted by changes in foreign exchange rates as the relatively stronger U.S. dollar decreased total international sales by 4.2 percent and total sales by 2.6 percent.
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

	2024	2023	Total Change	Impact of Exchange	Total Change Excl. Exchange
(dollars in millions)
Established Pharmaceutical Products—
Key Emerging Markets	$3,858	$3,807	1.3%	(8.2)%	9.5%
Other	1,336	1,259	6.1	(2.3)	8.4

Nutritional Products —
International Pediatric Nutritionals	1,815	1,957	(7.3)	(3.0)	(4.3)
U.S. Pediatric Nutritionals	2,208	1,977	11.7	—	11.7
International Adult Nutritionals	2,909	2,784	4.5	(6.0)	10.5
U.S. Adult Nutritionals	1,481	1,436	3.2	—	3.2

Diagnostic Products —
Core Laboratory	5,235	5,159	1.5	(4.1)	5.6
Molecular	521	574	(9.2)	(0.7)	(8.5)
Point of Care	588	565	4.1	—	4.1
Rapid Diagnostics	2,997	3,690	(18.8)	(1.0)	(17.8)

Medical Devices —
Rhythm Management	2,390	2,255	6.0	(0.9)	6.9
Electrophysiology	2,467	2,195	12.3	(2.1)	14.4
Heart Failure	1,279	1,161	10.2	(0.1)	10.3
Vascular	2,837	2,681	5.8	(0.9)	6.7
Structural Heart	2,246	1,944	15.5	(1.5)	17.0
Neuromodulation	962	890	8.2	(1.3)	9.5
Diabetes Care	6,805	5,761	18.1	(1.6)	19.7

	2023	2022	Total Change	Impact of Exchange	Total Change Excl. Exchange
(dollars in millions)
Established Pharmaceutical Products —
Key Emerging Markets	$3,807	$3,766	1.1%	(9.2)%	10.3%
Other	1,259	1,146	9.8	(3.0)	12.8

Nutritional Products —
International Pediatric Nutritionals	1,957	1,919	2.0	(3.2)	5.2
U.S. Pediatric Nutritionals	1,977	1,562	26.6	—	26.6
International Adult Nutritionals	2,784	2,621	6.2	(4.2)	10.4
U.S. Adult Nutritionals	1,436	1,357	5.8	—	5.8

Diagnostic Products —
Core Laboratory	5,159	4,888	5.5	(2.9)	8.4
Molecular	574	995	(42.3)	(0.7)	(41.6)
Point of Care	565	525	7.5	(0.2)	7.7
Rapid Diagnostics	3,690	10,061	(63.3)	(0.4)	(62.9)

Medical Devices —
Rhythm Management	2,255	2,119	6.5	(1.0)	7.5
Electrophysiology	2,195	1,927	13.9	(2.0)	15.9
Heart Failure	1,161	1,035	12.1	0.1	12.0
Vascular	2,681	2,483	8.0	(1.3)	9.3
Structural Heart	1,944	1,712	13.6	(0.7)	14.3
Neuromodulation	890	770	15.5	(0.9)	16.4
Diabetes Care	5,761	4,756	21.1	(0.8)	21.9
_______________________________________________________

Notes:	The Acelis Connected Health business was internally transferred from Diagnostic Products to Medical Devices on January 1, 2023. As a result, $115 million of sales in 2022 were moved from Diagnostic Products to Medical Devices.
In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
Established Pharmaceutical Products sales increased 9.2 percent in 2024 and 10.9 percent in 2023, excluding the unfavorable impact of foreign exchange. Excluding the effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 9.5 percent in 2024 and 10.3 percent in 2023, led by higher revenue in several countries and across several therapeutic areas, including respiratory, gastroenterology, cardiometabolic and central nervous system/pain management. Other Emerging Markets, excluding the effect of foreign exchange, increased by 8.4 percent in 2024 and 12.8 percent in 2023.
Excluding the impact of foreign exchange, total Nutritional Products sales increased 5.9 percent in 2024 and 11.6 percent in 2023. In U.S. Pediatric Nutritional sales, the 11.7 percent increase in 2024 reflects infant formula market share gains and the continued favorable impact of price increases, partially offset by a decrease in PediaSure® and Pedialyte® product sales. In 2023, U.S. Pediatric Nutritional sales increased 26.6 percent as a result of market share recovery related to the voluntary recall of certain infant formula products in the first quarter of 2022, partially offset by a decrease in 2023 Pedialyte sales.
Excluding the effect of foreign exchange, the 4.3 percent decrease in International Pediatric Nutritional sales in 2024 reflects a decrease in sales in the Asia Pacific and Latin America regions, partially offset by increased sales in Canada and the Europe/Middle East regions. Excluding the effect of foreign exchange, the 5.2 percent increase in International Pediatric Nutritional sales in 2023 reflects higher sales in Latin America and Canada, partially offset by the impact of exiting the pediatric nutrition business in China.

In 2024 and 2023, U.S. and International Adult Nutritional sales increased due to higher Ensure® and Glucerna® product sales. In 2024 and 2023, U.S. Adult Nutritional sales increased 3.2 percent and 5.8 percent, respectively, and International Adult Nutritional sales, excluding the effect of foreign exchange, increased 10.5 percent and 10.4 percent, respectively. In 2024, U.S. Adult Nutritional sales were partially offset by the discontinuation of the ZonePerfect® product line.
Excluding the effect of foreign exchange, Diagnostic Products segment sales decreased 3.9 percent in 2024 and 38.2 percent in 2023, driven by lower demand for COVID-19 tests. Rapid Diagnostics sales decreased 17.8 percent in 2024 and 62.9 percent in 2023, excluding the effect of foreign exchange. The decrease reflects lower demand for COVID-19 tests. Rapid Diagnostics COVID-19 testing-related sales were $725 million in 2024, $1.5 billion in 2023 and $7.9 billion in 2022.
Rapid Diagnostics sales, excluding COVID-19 testing-related sales, increased 4.8 percent in 2024 and remained unchanged in 2023. In 2024, Rapid Diagnostics sales increased 6.0 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales, due to strong demand for respiratory disease tests used to diagnose influenza, strep throat and RSV. In 2023, Rapid Diagnostics sales increased 1.3 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales. Growth in various Rapid Diagnostics products in 2023 was partially offset by the unfavorable effects of an early 2022 flu season and a later start of the 2023 flu season.
In Core Laboratory, sales increased 5.6 percent in 2024 and 8.4 percent in 2023, excluding the effect of foreign exchange. The increase in 2024 was due to the continued deployment of Abbott's Alinity® testing platform and higher volume of routine diagnostic testing performed in hospitals and other laboratories along with price increases, partially offset by lower sales in China. The increase in 2023 was due to higher year-over-year volume of routine diagnostic testing performed in hospitals and other laboratories, partially offset by lower test sales for the detection of COVID-19 IgG and IgM antibodies. Core Laboratory COVID-19 testing-related sales on Abbott’s ARCHITECT® and Alinity i platforms were $10 million in 2024, $20 million in 2023, and $62 million in 2022. Excluding COVID-19 testing-related sales, Core Laboratory sales increased 1.7 percent in 2024 and 6.5 percent in 2023. Excluding the impact of foreign exchange and COVID-19 testing-related sales, Core Laboratory sales increased 5.8 percent in 2024 and 9.4 percent in 2023.
Excluding the effect of foreign exchange, total Medical Devices sales grew 13.7 percent in 2024 and 15.1 percent in 2023, led by double-digit growth in 2024 in Diabetes Care, Structural Heart, Electrophysiology and Heart Failure. Higher Diabetes Care sales were driven by continued growth in Abbott’s CGM systems, in the U.S. and internationally. CGM sales totaled $6.4 billion in 2024, which reflected a 21.8 percent increase, excluding the effect of foreign exchange, over 2023 when CGM sales totaled $5.3 billion.
Procedure volumes continued to increase across the cardiovascular and neuromodulation businesses in 2024. In Structural Heart, excluding the effect of foreign exchange, the 17.0 percent and 14.3 percent sales increases in 2024 and 2023, respectively, reflect continued growth of the Navitor® and TriClip® products, as well as growth in surgical valves, structural interventions and other transcatheter repair sales.
Electrophysiology sales, excluding the effect of foreign exchange, increased 14.4 percent in 2024 and 15.9 percent in 2023 which primarily reflects higher procedure volumes and increased demand for catheters and cardiac mapping products across all regions.
In Heart Failure, the 10.3 percent increase in sales in 2024, excluding the effect of foreign exchange, primarily reflects growth in heart assist devices, which offer treatment for chronic and temporary conditions. In 2023, Heart Failure sales increased 12.0 percent, excluding the effect of foreign exchange, as procedure volumes and staffing challenges, which occurred during the COVID-19 pandemic, began to recover.
In Rhythm Management, the 6.9 percent increase in 2024, excluding the impact of foreign exchange, was primarily due to growth in Aveir® leadless pacemaker and ASSERT-IQ® implantable cardiac monitor sales. In 2023, the 7.5 percent increase, excluding the impact of foreign exchange, was due to growth across the portfolio of low and high voltage pacemakers, led by the Aveir leadless pacemaker that launched in 2022.
In Vascular, the 6.7 percent increase in 2024, excluding the impact of foreign exchange, was primarily due to higher vessel closure sales. In 2023, the 9.3 percent increase, excluding the impact of foreign exchange, was primarily due to the acquisition of CSI in April 2023.
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
Operating Earnings
Gross profit margins were 50.9 percent of net sales in 2024, 50.3 percent of net sales in 2023, and 51.5 percent of net sales in 2022. The increase in 2024 reflects the favorable impacts of margin improvement initiatives, partially offset by the unfavorable effect of foreign exchange. The decrease in 2023 reflects the unfavorable effects of lower sales of COVID-19 tests, foreign exchange, and higher costs for various manufacturing inputs, partially offset by the nonrecurrence of the negative impact in 2022 of the voluntary product recall in the nutritional business and the impact in 2023 of margin improvement initiatives.
Research and development (R&D) expenses were $2.8 billion in 2024, $2.7 billion in 2023, and $2.9 billion in 2022. The increase in R&D expense in 2024 was primarily driven by higher spending on various projects, partially offset by lower 2024 charges for the impairment of in-process R&D (IPR&D) assets acquired in previous business combinations. In 2023, the decrease in R&D expense was primarily driven by lower restructuring charges, lower impairment charges related to IPR&D acquired in previous business combinations, and other cost reductions.
Selling, general and administrative (SG&A) expenses were $11.7 billion in 2024, $10.9 billion in 2023 and $11.2 billion in 2022. In 2024, higher selling and marketing spending to drive growth across various businesses was partially offset by the favorable impact of foreign exchange. The 2023 decrease in SG&A expenses reflects the favorable impact of foreign exchange and lower restructuring charges in 2023, as well as the non-recurrence of 2022 expenses related to the voluntary product recall in the Nutritional Products segment.
Restructurings
In 2024, Abbott management approved plans to streamline certain operations in order to reduce costs and improve efficiencies in its Diagnostic, Medical Devices, Established Pharmaceutical and Nutritional businesses, including the discontinuation of its ZonePerfect® product line. Abbott recorded employee related severance and other charges of $129 million, of which $62 million was recorded in Cost of products sold, $21 million was recorded in Research and development, and $46 million was recorded in Selling, general and administrative expenses. Payments related to these actions totaled $32 million in 2024 and the remaining liability totaled $97 million at December 31, 2024. In addition, Abbott recognized inventory related charges of $34 million and fixed asset impairment charges of $12 million related to these restructuring plans.
In 2023, Abbott management approved plans to restructure various operations in order to reduce costs in its Medical Devices, Diagnostic, and Established Pharmaceutical businesses. Abbott recorded employee related severance and other charges of $144 million of which approximately $56 million was recorded in Cost of products sold, $22 million was recorded in Research and development and $66 million was recorded in Selling, general and administrative expenses. In addition, Abbott recognized fixed asset impairment and inventory related charges of $31 million related to these restructuring plans.
In 2022, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its Medical Devices, Nutritional, Diagnostic, and Established Pharmaceutical businesses. Abbott recorded employee related severance and other charges of $234 million of which $59 million was recorded in Cost of products sold, $36 million was recorded in Research and development and $139 million was recorded in Selling, general and administrative expenses. In addition, Abbott recognized inventory related charges of $23 million and fixed asset impairment charges of $4 million related to these restructuring plans.

Interest Expense and Interest (Income)
Interest expense, net decreased from $252 million in 2023 to $215 million in 2024. Interest expense decreased in 2024 due to the repayment of approximately $2.25 billion of long-term debt in September and November of 2023, partially offset by a reduction in interest income due to lower average cash and short-term investment balances versus the prior year. Interest expense, net decreased $123 million in 2023 due to the favorable impact of higher interest rates on interest income, partially offset by the negative impact of interest rate hedge contracts related to certain fixed-rate debt.
Other (Income) Expense, net
Other income, net was $376 million of income in 2024, $479 million of income in 2023 and $321 million of income in 2022. Other income, net includes income of approximately $542 million, $498 million, and $406 million in 2024, 2023, and 2022, respectively, related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans. The decrease in 2024 reflects the recognition of a $143 million loss on the sale of a non-core business related to the Established Pharmaceutical Products segment. The decrease in 2024 was partially offset by an increase in income associated with the non-service cost components of net pension and post-retirement medical benefit costs. In 2023, Other income, net included equity investment impairments that totaled approximately $39 million, as well as income from a $42 million reduction in the fair value of contingent consideration related to previous business acquisitions.
Taxes on Earnings
Taxes on earnings reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.
Taxes on earnings include approximately $50 million, $22 million and $43 million in excess tax benefits associated with share-based compensation in 2024, 2023 and 2022, respectively. As a result of the resolution of various tax positions related to prior years, taxes on earnings in 2024, 2023 and 2022 also include approximately $25 million, $80 million and $20 million of net tax expense, respectively. In the fourth quarter of 2024, taxes on earnings includes $7.5 billion in non-cash valuation allowance adjustments resulting from the restructuring of certain foreign affiliates and the confirmation of certain tax filing positions. The restructuring improved profitability to several of Abbott’s affiliates and management concluded that the related preexisting deferred tax assets, which historically had a full valuation allowance, were more likely than not to be realizable in future periods. In particular, Abbott considered the likelihood of sustained ongoing profitability of the affiliates as a positive factor that outweighed all available negative evidence considered. Accordingly, Abbott released the full valuation allowance on such deferred tax assets and recorded the offset to tax expense.
The U.S. Tax Cuts and Jobs Act (TCJA) includes a one-time transition tax that is based on Abbott’s total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. The tax computation also requires the determination of the amount of post-1986 E&P considered held in cash and other specified assets. As of December 31, 2024, the remaining balance of Abbott’s transition tax obligation related to the TCJA is approximately $432 million, which will be paid over the next two years as allowed by the TCJA. Undistributed foreign earnings remain indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.
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

In October 2024, Abbott received a SNOD from the IRS for the 2020 Federal tax year assessing an additional $443 million of income tax. The primary adjustments proposed in the SNOD are substantially similar to the income allocation adjustments included in the 2017/2018 and 2019 SNODs. Abbott believes that the income reallocation adjustments proposed in the SNOD are without merit. The SNOD also contains other proposed adjustments and omissions that Abbott believes are erroneous and unsupported. In addition to the tax assessment for the 2020 tax year, the 2020 SNOD also contested a deduction for which an estimated $440 million cash tax benefit would be available in a different taxable year as allowed under applicable U.S. tax law. Abbott filed a petition with the U.S. Tax Court contesting the SNOD in December 2024.
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
The Organization for Economic Cooperation & Development (OECD) has proposed a two-pillared plan for a revised international tax system. Pillar 1 proposes to reallocate taxing rights among the jurisdictions in which in-scope multinational corporations operate. Abbott is continuing to analyze the Pillar 1 proposal. Pillar 2 proposes to assess a 15 percent minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Numerous countries have enacted legislation to adopt the Pillar 2 model rules. The enactment of current Pillar 2 model rules did not and is not projected to have a material impact to Abbott's consolidated financial statements.
See Note 15 — Taxes on Earnings to the consolidated financial statements for a full reconciliation of the effective tax rate to the U.S. federal statutory rate.
Research and Development Programs
Abbott currently has numerous pharmaceutical, medical device, diagnostic and nutritional products in development.
Research and Development Process
In the Established Pharmaceutical Products segment, the development process focuses on the geographic expansion and continuous improvement of the segment’s existing products to provide benefits to patients and customers. As Established Pharmaceutical Products does not actively pursue primary research, development usually begins with work on existing products or after the completion of an acquisition or licensing agreement.
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
The specific requirements (e.g., scope of clinical trials) for obtaining regulatory approval vary across different countries and geographic regions. The process may range from one year for a bioequivalence study project to six or more years for complex formulations, new indications, or geographic expansion in specific countries.
In the Diagnostic Products segment, the phases of the research and development process include:
•Discovery, which focuses on identification of a product that will address a specific therapeutic area, platform, or unmet clinical need.
•Concept/Feasibility, during which the materials and manufacturing processes are evaluated; testing may include product characterization and analysis is performed to confirm clinical utility.
•Development, during which extensive testing is performed to demonstrate that the product meets specified design requirements and that the design specifications conform to user needs and intended uses.

The regulatory requirements for diagnostic products vary across different countries and geographic regions. In the U.S., the FDA classifies diagnostic products into classes (I, II, or III) and the classification determines the regulatory process for approval. While the Diagnostics segment has products in all three classes, the vast majority of its products are categorized as Class I or Class II. Submission of a separate regulatory filing is not required for Class I products. Class II products typically require premarket notification to the FDA through a regulatory filing known as a 510(k) submission. Most Class III products are subject to the FDA’s Premarket Approval (PMA) requirements. Other Class III products, such as those used to screen blood, require the submission and approval of a Biological License Application (BLA).
In the European Union (EU), diagnostic products are also categorized into different categories and the regulatory process, which had been governed by the European In Vitro Diagnostic Medical Device Directive, depends upon the category. Certain product categories requiring review and approval by an independent company, known as a Notified Body, before the manufacturer can affix a CE mark to the product to declare conformity to the Directive. Other products only require a self-certification process. In 2017, the EU adopted the new In Vitro Diagnostic Regulation (IVDR) which replaced the existing directive in the EU for in vitro diagnostic products and imposed additional premarket and post-market regulatory requirements on manufacturers of such products. In July 2024, the IVDR was amended to extend the transition timeline period for dates of compliance as long as December 2029, depending on the diagnostic device classification. The diagnostic device must meet additional specific conditions set out in the amended regulations. However, the amendment did not delay the date of application of the IVDR itself which took effect on May 26, 2022.
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
In the Nutritional Products segment, the research and development process generally focuses on identifying and developing ingredients and products that address the nutritional needs of particular populations (e.g., infants and adults) or patients (e.g., people with diabetes). Depending upon the country and/or region, if claims regarding a product’s efficacy will be made, clinical studies typically must be conducted.
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
Areas of Focus
In 2025 and beyond, Abbott expects to focus on the following areas:
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
•Diabetes Care – Develop enhancements and additional indications for continuous monitoring products to help patients improve their ability to manage diabetes and for use beyond diabetes.
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
In addition, the Diagnostic Products segment continues to pursue the FDA’s customary regulatory process for remaining COVID-19 tests for which Emergency Use Authorizations (EUAs) were obtained and yet to be cleared.
Given the diversity of Abbott’s business, its intention to remain a broad-based health care company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years. Factors considered included research and development expenses projected to be incurred for the project over the next year relative to Abbott’s total research and development expenses, as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott’s overall market position. There were no delays in Abbott’s 2024 research and development activities that are expected to have a material impact on operations.
While the aggregate cost to complete the numerous projects currently in development is expected to be material, the total cost to complete will depend upon Abbott’s ability to successfully finish each project, the rate at which each project advances, and the ultimate timing for completion. Given the potential for significant delays and the risk of failure inherent in the development of new products and technologies, it is not possible to accurately estimate the total cost to complete all projects currently in development. Abbott plans to manage its portfolio of projects to achieve research and development spending that will be competitive in each of the businesses in which it participates, and such spending is targeted at approximately 7 percent of total Abbott sales in 2025. Abbott does not regularly accumulate or make management decisions based on the total expenses incurred for a particular development phase in a given period.

Goodwill
At December 31, 2024, goodwill recorded as a result of business combinations totaled $23.1 billion. Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs, using a quantitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. The income and market approaches are used to calculate the fair value of each reporting unit. The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value.
Financial Condition
Cash Flow
Net cash from operating activities amounted to $8.6 billion, $7.3 billion, and $9.6 billion in 2024, 2023, and 2022, respectively. The increase in Net cash from operating activities in 2024 as compared to 2023 is primarily due to higher segment operating earnings and improved working capital management, partially offset by higher cash payments for income taxes. The decrease in Net cash from operating activities in 2023 compared to 2022 was primarily due to the decline in operating earnings and increased payments related to accounts payable and accrued liabilities, partially offset by lower expenditures for inventory and lower cash payments for income taxes due to lower earnings.
A substantial portion of Abbott’s cash and cash equivalents at December 31, 2024, is held by Abbott affiliates outside of the U.S. If these funds were needed for operations in the U.S., Abbott does not expect to incur significant additional income taxes in the future to repatriate these funds.
Abbott funded $349 million in 2024 and 2023, and $413 million in 2022 to defined benefit pension plans. Abbott expects pension funding of approximately $302 million in 2025 for its pension plans. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.
Debt and Capital
At December 31, 2024, Abbott’s long-term debt rating was AA- by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.
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
As of December 31, 2024, Abbott's total debt outstanding was $14.1 billion, of which approximately $1.5 billion will mature in 2025. On June 26, 2024, Abbott modified its existing, yen-denominated 5-year term loan scheduled to mature in November 2024. The amended terms include a net increase in principal debt from ¥59.8 billion to ¥92.0 billion, with a new maturity date in June 2029. The modified, 5-year term loan bears interest at the Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread, and the interest rate is reset quarterly. The net proceeds equated to approximately $201 million. The ¥92.0 billion loan is designated as a hedge of Abbott’s net investment in certain foreign subsidiaries.
On November 19, 2024, Abbott repaid the €590 million outstanding principal amount of its 0.10% Notes upon maturity. The repayment equated to approximately $640 million. On November 30, 2023, Abbott repaid the $1.05 billion outstanding principal amount of its 3.40% Notes upon maturity. On September 27, 2023, Abbott repaid the €1.14 billion outstanding principal amount of its 0.875% Notes upon maturity. The repayment equated to approximately $1.2 billion. In September 2023, Abbott repaid approximately $197 million of debt assumed as part of a recent business acquisition.
On October 11, 2024, the board of directors authorized the repurchase of up to $7 billion of Abbott common shares, from time to time (the "2024 repurchase program"). The 2024 repurchase program is in addition to the unused portion of the 2021 repurchase program, which the board of directors approved in December 2021 and authorized the repurchase of up to $5 billion of Abbott’s common shares from time to time. As of December 31, 2024, $293 million remains available for repurchase under the 2021 repurchase program. In 2024 and 2023, Abbott repurchased approximately 10.2 million and 9.8 million, respectively, of its common shares for $1.1 billion and $1.0 billion, respectively, under the 2021 repurchase program. In 2022, Abbott repurchased 32.3 million of its common shares for $3.7 billion which fully utilized the authorization remaining under the October 2019 share repurchase program, and a portion of the 2021 repurchase program.

Abbott declared dividends of $2.24 per share in 2024 compared to $2.08 per share in 2023, an increase of 7.7 percent. Dividends paid were $3.8 billion in 2024 compared to $3.6 billion in 2023. The year-over-year change in dividends paid reflects the impact of the increase in the dividend rate.
Working Capital
Working capital was $9.5 billion at December 31, 2024 and $8.8 billion at December 31, 2023. The increase in working capital in 2024 primarily reflects an increase in cash and cash equivalents and accounts receivable, partially offset by an increase in the current portion of long-term debt. The increase in cash and cash equivalents from $6.9 billion at December 31, 2023 to $7.6 billion at December 31, 2024 primarily reflects the cash generated from operations and an increase in Abbott's yen-denominated loan, partially offset by the payment of dividends and capital expenditures.
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
Capital Expenditures
Capital expenditures of $2.2 billion in 2024 and 2023, and $1.8 billion in 2022 were principally for upgrading and expanding manufacturing and research and development facilities and equipment in various segments, investments in information technology, and laboratory instruments placed with customers.
Contractual Obligations
Abbott believes that its available cash and cash equivalents along with its ability to generate operating cash flow and continued access to debt markets are sufficient to fund existing and planned cash requirements. Abbott's material cash requirements include the following contractual obligations:
Debt — Principal payments required on long-term debt outstanding at December 31, 2024 are $1.5 billion in 2025, $2.9 billion in 2026, $617 million in 2027, $650 million in 2028, $583 million in 2029 and $8.0 billion in 2030 and thereafter. Interest payments required on long-term debt outstanding at December 31, 2024 are projected to be $512 million in 2025, $478 million in 2026, $396 million in 2027, $390 million in 2028, $384 million in 2029 and $4.7 billion in 2030 and thereafter.
Operating leases — As of December 31, 2024, estimated contractual obligations for operating lease payments were $1.3 billion, with $290 million due within 12 months.
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
Business Acquisitions
On September 22, 2023, Abbott completed the acquisition of Bigfoot, which furthers Abbott's efforts to develop connected solutions for making diabetes management more personal and precise. The purchase price, the final allocation of acquired assets and liabilities, and the revenue and net income contributed by Bigfoot since the date of acquisition are not material to Abbott's consolidated financial statements.
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
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the breadth and frequency of required segment disclosures. The guidance is required to be applied retrospectively to all periods presented in the financial statements. Abbott adopted the standard on January 1, 2024. The new standard did not have an impact on Abbott's consolidated financial statements, but required additional disclosures as included in Note 16 — Segment and Geographic Area Information.
In September 2022, the FASB issued Accounting Standards Update (ASU) 2022-04, Disclosure of Supplier Finance Program Obligations, which requires an entity to report information about its supplier finance program. Abbott adopted the standard on January 1, 2023. The new standard did not have an impact on Abbott's consolidated financial statements.
Recent Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires an entity to disclose on an annual and interim basis, disaggregated information about specific income statement expense categories. The guidance should be applied prospectively with the option to apply the standard retrospectively. The standard becomes effective for Abbott for full year 2027 reporting. Abbott is currently evaluating the impact of this new standard on its consolidated financial statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Instruments and Risk Management
Market Price Sensitive Investments
The fair value of equity securities held by Abbott with a readily determinable fair value was approximately $10 million and $12 million as of December 31, 2024 and 2023, respectively. These equity securities are subject to potential changes in fair value. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2024 by approximately $2 million. Changes in the fair value of these securities are recorded in earnings. The fair value of investments in mutual funds that are held in a rabbi trust for the purpose of paying benefits under a deferred compensation plan was approximately $313 million and $314 million as of December 31, 2024 and 2023, respectively. Changes in the fair value of these investments, as well as an offsetting change in the benefit obligation, are recorded in earnings.
Non-Publicly Traded Equity Securities
Abbott holds equity securities that are not traded on public stock exchanges. The carrying value of these investments was $91 million and $88 million as of December 31, 2024 and 2023, respectively. No individual investment is recorded at a value in excess of $20 million. Abbott measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Interest Rate Sensitive Financial Instruments
At December 31, 2024 and 2023, Abbott had interest rate hedge contracts with notional values totaling $2.2 billion to manage its exposure to changes in the fair value of debt. The effect of these hedges is to change the fixed interest rate to a variable rate for the portion of the debt that is hedged. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. The fair value of long-term debt at December 31, 2024 and 2023 amounted to $13.7 billion and $14.8 billion, respectively (average interest rates of 3.8% and 3.6% as of December 31, 2024 and 2023, respectively) with maturities through 2046. At December 31, 2024 and 2023, the fair value of current and long-term investment securities amounted to approximately $1.2 billion. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or fair values.
Foreign Currency Sensitive Financial Instruments
Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve to eighteen months. At December 31, 2024 and 2023, Abbott held $7.0 billion and $7.3 billion of notional values, respectively, of such contracts. Contracts held at December 31, 2024 will mature in 2025 or 2026 depending on the contract. Contracts held at December 31, 2023 matured in 2024 or will mature in 2025 depending upon the contract.
Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2024 and 2023, Abbott held $16.2 billion and $13.8 billion of notional values, respectively, of such contracts, which mature within 13 months.
Abbott has designated a yen-denominated, 5-year term loan of approximately $583 million and $419 million as of December 31, 2024 and December 31, 2023, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt is due to net incremental borrowing of $201 million, discussed in Note 10 — Debt and Lines of Credit, as well as changes in foreign exchange rates, recorded in Accumulated other comprehensive income (loss), net of tax.

.

The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2024 and 2023:

	2024			2023
(dollars in millions)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
Primarily U.S. dollars to be exchanged for the following currencies:
Euro	$10,954	1.0848	$136	$9,221	1.0865	$(35)
Chinese Yuan	1,926	7.1132	22	2,115	7.0785	3
Japanese Yen	1,479	149.1298	51	1,635	138.2288	24
All other currencies	8,832	n/a	50	8,189	n/a	(54)
Total	$23,191		$259	$21,160		$(62)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries
Consolidated Statement of Earnings
(in millions except per share data)

	Year Ended December 31
	2024	2023	2022
Net Sales	$41,950	$40,109	$43,653
Cost of products sold, excluding amortization of intangible assets	18,706	17,975	19,142
Amortization of intangible assets	1,878	1,966	2,013
Research and development	2,844	2,741	2,888
Selling, general and administrative	11,697	10,949	11,248
Total Operating Cost and Expenses	35,125	33,631	35,291
Operating Earnings	6,825	6,478	8,362
Interest expense	559	637	558
Interest income	(344)	(385)	(183)
Net foreign exchange (gain) loss	(27)	41	2
Other (income) expense, net	(376)	(479)	(321)
Earnings before Taxes	7,013	6,664	8,306
Taxes on Earnings	(6,389)	941	1,373
Net Earnings	$13,402	$5,723	$6,933

Basic Earnings Per Common Share	$7.67	$3.28	$3.94

Diluted Earnings Per Common Share	$7.64	$3.26	$3.91

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,740	1,740	1,753
Dilutive Common Stock Options	8	9	11
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,748	1,749	1,764
Outstanding Common Stock Options Having No Dilutive Effect	7	5	3
The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Consolidated Statement of Comprehensive Income
(in millions)

	Year Ended December 31
	2024	2023	2022
Net Earnings	$13,402	$5,723	$6,933
Foreign currency translation gain (loss) adjustments	(1,001)	229	(894)
Net actuarial gains (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $228 in 2024, $31 in 2023 and $330 in 2022	765	117	1,177
Net gains (losses) on derivative instruments designated as cash flow hedges, net of taxes of $48 in 2024, $(66) in 2023 and $11 in 2022	169	(134)	40
Other Comprehensive Income (Loss)	(67)	212	323
Comprehensive Income	$13,335	$5,935	$7,256

Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax as of December 31:
Cumulative foreign currency translation (loss) adjustments	$(7,505)	$(6,504)	$(6,733)
Net actuarial (losses) and prior service (cost) and credits	(611)	(1,376)	(1,493)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	210	41	175
Accumulated other comprehensive income (loss)	$(7,906)	$(7,839)	$(8,051)
The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Consolidated Statement of Cash Flows
(in millions)

	Year Ended December 31
	2024	2023	2022
Cash Flow From (Used in) Operating Activities:
Net earnings	$13,402	$5,723	$6,933
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	1,340	1,277	1,254
Amortization of intangible assets	1,878	1,966	2,013
Share-based compensation	673	644	685
Investing and financing losses, net	482	126	215
Trade receivables	(691)	(356)	(68)
Inventories	(58)	(232)	(1,413)
Prepaid expenses and other assets	(796)	(542)	(75)
Trade accounts payable and other liabilities	356	(760)	420
Income taxes	(8,028)	(585)	(383)
Net Cash From Operating Activities	8,558	7,261	9,581

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(2,207)	(2,202)	(1,777)
Acquisitions of businesses and technologies, net of cash acquired	—	(877)	—
Proceeds from business dispositions	1	40	48
Purchases of investment securities	(169)	(159)	(185)
Proceeds from sales of investment securities	28	43	152
Other	9	22	22
Net Cash From (Used in) Investing Activities	(2,338)	(3,133)	(1,740)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt, net and other	(100)	21	47
Proceeds from issuance of long-term debt and debt with maturities over 3 months	223	2	7
Repayments of long-term debt and debt with maturities over 3 months	(660)	(2,498)	(753)
Purchases of common shares	(1,295)	(1,227)	(3,795)
Proceeds from stock options exercised	264	167	167
Dividends paid	(3,836)	(3,556)	(3,309)
Net Cash From (Used in) Financing Activities	(5,404)	(7,091)	(7,636)

Effect of exchange rate changes on cash and cash equivalents	(96)	(23)	(122)
Net Increase (Decrease) in Cash and Cash Equivalents	720	(2,986)	83
Cash and Cash Equivalents, Beginning of Year	6,896	9,882	9,799
Cash and Cash Equivalents, End of Year	$7,616	$6,896	$9,882

Supplemental Cash Flow Information:
Income taxes paid	$1,723	$1,475	$1,864
Interest paid	604	662	563
The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Consolidated Balance Sheet
(dollars in millions)

	December 31
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,616	$6,896
Investments, primarily bank time deposits and U.S. treasury bills	351	383
Trade receivables, less allowances of — 2024: $439; 2023: $444	6,925	6,565
Inventories:
Finished products	3,700	3,946
Work in process	840	807
Materials	1,654	1,817
Total inventories	6,194	6,570
Other prepaid expenses and receivables	2,570	2,256
Total current assets	23,656	22,670
Investments	886	799
Property and equipment, at cost:
Land	528	529
Buildings	4,207	4,161
Equipment	15,517	15,179
Construction in progress	2,488	2,064
	22,740	21,933
Less: accumulated depreciation and amortization	12,082	11,779
Net property and equipment	10,658	10,154
Intangible assets, net of amortization	6,647	8,815
Goodwill	23,108	23,679
Deferred income taxes and other assets	16,459	7,097
	$81,414	$73,214

Abbott Laboratories and Subsidiaries
Consolidated Balance Sheet
(dollars in millions)

	December 31
	2024	2023
Liabilities and Shareholders’ Investment
Current liabilities:
Trade accounts payable	$4,195	$4,295
Salaries, wages and commissions	1,701	1,597
Other accrued liabilities	5,143	5,422
Dividends payable	1,024	955
Income taxes payable	594	492
Current portion of long-term debt	1,500	1,080
Total current liabilities	14,157	13,841
Long-term debt	12,625	13,599
Post-employment obligations and other long-term liabilities	6,731	6,947
Commitments and contingencies
Shareholders’ investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2024: 1,991,472,630; 2023: 1,987,883,852	25,153	24,869
Common shares held in treasury, at cost — Shares: 2024: 259,774,639; 2023: 253,807,494	(16,844)	(15,981)
Earnings employed in the business	47,261	37,554
Accumulated other comprehensive income (loss)	(7,906)	(7,839)
Total Abbott Shareholders’ Investment	47,664	38,603
Noncontrolling interests in subsidiaries	237	224
Total Shareholders’ Investment	47,901	38,827
	$81,414	$73,214
The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Consolidated Statement of Shareholders’ Investment
(in millions except shares and per share data)

	Year Ended December 31
	2024	2023	2022
Common Shares:
Beginning of Year
Shares: 2024: 1,987,883,852; 2023: 1,986,519,278; 2022: 1,985,273,421	$24,869	$24,709	$24,470
Issued under incentive stock programs
Shares: 2024: 3,588,778; 2023: 1,364,574; 2022: 1,245,857	173	66	72
Share-based compensation	673	646	687
Issuance of restricted stock awards	(562)	(552)	(520)
End of Year
Shares: 2024: 1,991,472,630; 2023: 1,987,883,852; 2022: 1,986,519,278	$25,153	$24,869	$24,709

Common Shares Held in Treasury:
Beginning of Year
Shares: 2024: 253,807,494; 2023: 248,724,257; 2022: 221,191,228	$(15,981)	$(15,229)	$(11,822)
Issued under incentive stock programs
Shares: 2024: 4,423,897; 2023: 4,881,031; 2022: 4,980,202	280	297	269
Purchased
Shares: 2024: 10,391,042; 2023: 9,964,268; 2022: 32,513,231	(1,143)	(1,049)	(3,676)
End of Year
Shares: 2024: 259,774,639; 2023: 253,807,494; 2022: 248,724,257	$(16,844)	$(15,981)	$(15,229)

Earnings Employed in the Business:
Beginning of Year	$37,554	$35,257	$31,528
Net earnings	13,402	5,723	6,933
Cash dividends declared on common shares (per share — 2024: $2.24; 2023: $2.08; 2022: $1.92)	(3,904)	(3,625)	(3,365)
Effect of common and treasury share transactions	209	199	161
End of Year	$47,261	$37,554	$35,257

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(7,839)	$(8,051)	$(8,374)
Other comprehensive income (loss)	(67)	212	323
End of Year	$(7,906)	$(7,839)	$(8,051)

Noncontrolling Interests in Subsidiaries:
Beginning of Year	$224	$219	$222
Noncontrolling Interests’ share of income, net of distributions and share repurchases	13	5	(3)
End of Year	$237	$224	$219
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
EARNINGS PER SHARE — Unvested restricted stock units and awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares in 2024, 2023 and 2022 were $13.351 billion, $5.701 billion and $6.905 billion, respectively.
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
CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of bank time deposits, U.S. government securities, money market funds and U.S. treasury bills with original maturities of three months or less. Abbott holds certain investments with a carrying value of $139 million that are accounted for under the equity method of accounting. Investments held in a rabbi trust and investments in publicly traded equity securities are recorded at fair value and changes in fair value are recorded in earnings. Investments in equity securities that are not traded on public stock exchanges are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
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
Note 2 — New Accounting Standards
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the breadth and frequency of required segment disclosures. The guidance is required to be applied retrospectively to all periods presented in the financial statements. Abbott adopted the standard on January 1, 2024. The new standard did not have an impact on Abbott's consolidated financial statements, but required additional disclosures, retrospectively applied to all periods presented in Note 16 — Segment and geographic area information.
In September 2022, the FASB issued Accounting Standards Update (ASU) 2022-04, Disclosure of Supplier Finance Program Obligations, which requires an entity to report information about its supplier finance program. Abbott adopted the standard on January 1, 2023. The new standard did not have an impact on Abbott's consolidated financial statements.
Recent Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires an entity to disclose on an annual and interim basis, disaggregated information about specific income statement expense categories. The guidance should be applied prospectively with the option to apply the standard retrospectively. The standard becomes effective for Abbott for full year 2027 reporting. Abbott is currently evaluating the impact of this new standard on its consolidated financial statements.
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

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 3 — Revenue (Continued)
The following tables provide detail by sales category:

	2024			2023			2022
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$3,858	$3,858	$—	$3,807	$3,807	$—	$3,766	$3,766
Other	—	1,336	1,336	—	1,259	1,259	—	1,146	1,146
Total	—	5,194	5,194	—	5,066	5,066	—	4,912	4,912

Nutritional Products —
Pediatric Nutritionals	2,208	1,815	4,023	1,977	1,957	3,934	1,562	1,919	3,481
Adult Nutritionals	1,481	2,909	4,390	1,436	2,784	4,220	1,357	2,621	3,978
Total	3,689	4,724	8,413	3,413	4,741	8,154	2,919	4,540	7,459

Diagnostic Products —
Core Laboratory	1,332	3,903	5,235	1,243	3,916	5,159	1,137	3,751	4,888
Molecular	150	371	521	172	402	574	370	625	995
Point of Care	408	180	588	396	169	565	372	153	525
Rapid Diagnostics	1,940	1,057	2,997	2,518	1,172	3,690	6,652	3,409	10,061
Total	3,830	5,511	9,341	4,329	5,659	9,988	8,531	7,938	16,469

Medical Devices —
Rhythm Management	1,154	1,236	2,390	1,085	1,170	2,255	1,029	1,090	2,119
Electrophysiology	1,141	1,326	2,467	1,008	1,187	2,195	909	1,018	1,927
Heart Failure	986	293	1,279	888	273	1,161	809	226	1,035
Vascular	1,056	1,781	2,837	978	1,703	2,681	864	1,619	2,483
Structural Heart	1,051	1,195	2,246	883	1,061	1,944	818	894	1,712
Neuromodulation	767	195	962	725	165	890	619	151	770
Diabetes Care	2,633	4,172	6,805	2,129	3,632	5,761	1,633	3,123	4,756
Total	8,788	10,198	18,986	7,696	9,191	16,887	6,681	8,121	14,802

Other	16	—	16	14	—	14	11	—	11

Total	$16,323	$25,627	$41,950	$15,452	$24,657	$40,109	$18,142	$25,511	$43,653
Note: The Acelis Connected Health business was internally transferred from Rapid Diagnostics to Heart Failure on January 1, 2023. As a result, $115 million of sales in 2022 were moved from Rapid Diagnostics to Heart Failure.
Products sold by the Diagnostics segment include various types of diagnostic tests to detect COVID-19. Abbott’s COVID-19 testing-related sales totaled approximately $747 million in 2024, $1.6 billion in 2023 and $8.4 billion in 2022.

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
Remaining Performance Obligations
As of December 31, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $5.5 billion in the Diagnostic Products segment and approximately $440 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 56 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.
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
Assets Recognized for Costs to Obtain a Contract with a Customer
Abbott has applied the practical expedient in ASC 340-40-25-4 and records as an expense the incremental costs of obtaining contracts with customers in the period of occurrence when the amortization period of the asset that Abbott otherwise would have recognized is one year or less. Upfront commission fees paid to sales personnel as a result of obtaining or renewing contracts with customers are incremental to obtaining the contract. Abbott capitalizes these amounts as contract costs. Capitalized commission fees are amortized based on the contract duration to which the assets relate which ranges from two to ten years. The amounts as of December 31, 2024 and 2023 were not significant.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 3 — Revenue (Continued)
Additionally, the cost of transmitters provided to customers that use Abbott’s remote monitoring service with respect to certain medical devices are capitalized as contract costs. Capitalized transmitter costs are amortized based on the timing of the transfer of services to which the assets relate, which typically ranges from eight to ten years. The amounts as of December 31, 2024 and 2023 were not significant.
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
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Abbott’s contract liabilities arise primarily in the Medical Devices reportable segment when payment is received upfront for various multi-period extended service arrangements. Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2022	$500
Unearned revenue from cash received during the period	469
Revenue recognized related to contract liability balance	(424)
Balance at December 31, 2023	545
Unearned revenue from cash received during the period	483
Revenue recognized related to contract liability balance	(460)
Balance at December 31, 2024	$568
Note 4 — Supplemental Financial Information
Other (income) expense, net, for 2024, 2023 and 2022 includes approximately $542 million, $498 million and $406 million of income, respectively, related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans.
In the second quarter of 2024, Abbott sold a non-core business related to its Established Pharmaceutical Products segment. Abbott recorded a loss of approximately $143 million on the sale in Other (income) expense, net in its Consolidated Statement of Earnings. Net assets which primarily related to inventory and net property and equipment and had a carrying value of $28 million were included in the sale. The loss on the sale also included $116 million of cumulative foreign currency translation adjustment previously recorded in Accumulated other comprehensive income (loss).
The following summarizes the activity related to the allowance for doubtful accounts:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2022	$262
Provisions/charges to income	26
Amounts charged off and other deductions	(47)
Balance at December 31, 2023	241
Provisions/charges to income	61
Amounts charged off and other deductions	(55)
Balance at December 31, 2024	$247

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
The detail of various balance sheet components is as follows:

(in millions)	December 31, 2024	December 31, 2023
Long-term Investments:
Equity securities	$553	$555
Other	333	244
Total	$886	$799
The increase in Abbott’s long-term investments as of December 31, 2024 versus the balance as of December 31, 2023 primarily relates to investment in long term deposits and equity method investments, partially offset by the impairment of certain securities.
Abbott’s equity securities as of December 31, 2024 and December 31, 2023, include $313 million and $314 million, respectively, of investments in mutual funds that are held in a rabbi trust. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.
Abbott also holds certain investments as of December 31, 2024 with a carrying value of $139 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of $91 million that do not have a readily determinable fair value.

(in millions)	December 31, 2024	December 31, 2023
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$621	$650
Accrued other rebates (a)	1,098	1,091
All other	3,424	3,681
Total	$5,143	$5,422
________________________________________________________

(a)
Accrued wholesaler chargeback rebates of $262 million and $232 million at December 31, 2024 and 2023, respectively, are netted in trade receivables because Abbott’s customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

(in millions)	December 31, 2024	December 31, 2023
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$1,880	$1,964
Deferred income taxes	512	568
Operating lease liabilities	896	949
All other (b)	3,443	3,466
Total	$6,731	$6,947
________________________________________________________

(b)	Includes approximately $860 million and $650 million of net unrecognized tax benefits and $210 million and $430 million of transition tax obligation related to the TCJA in 2024 and 2023, respectively.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 5 — Accumulated Other Comprehensive Income (Loss)
The components of the changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

(in millions)	Cumulative Foreign Currency Translation Adjustments	Net Actuarial Gains (Losses) and Prior Service (Costs) and Credits	Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges	Total
Balance at December 31, 2022	$(6,733)	$(1,493)	$175	$(8,051)
Other comprehensive income (loss) before reclassifications	212	127	5	344
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	17	(10)	(139)	(132)
Net current period other comprehensive income (loss)	229	117	(134)	212
Balance at December 31, 2023	(6,504)	(1,376)	41	(7,839)
Other comprehensive income (loss) before reclassifications	(1,117)	757	245	(115)
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	116	8	(76)	48
Net current period other comprehensive income (loss)	(1,001)	765	169	(67)
Balance at December 31, 2024	$(7,505)	$(611)	$210	$(7,906)
________________________________________________________

(a)
The reclassification of $116 million out of Accumulated other comprehensive income (loss) in 2024 is included in the loss related to the sale of a non-core business included in Other (income) expense. (Income) loss amounts reclassified from accumulated other comprehensive income related to cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost is included as a component of net periodic benefit cost – see Note 14 — Post-Employment Benefits for additional information.

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

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 7 — Goodwill and Intangible Assets
The total amount of reported goodwill was $23.1 billion at December 31, 2024 and $23.7 billion at December 31, 2023. Foreign currency translation adjustments decreased goodwill by $533 million in 2024 and increased goodwill by $304 million in 2023. In 2023, business acquisitions increased goodwill by approximately $576 million. The amount of goodwill related to reportable segments at December 31, 2024 was $2.6 billion for the Established Pharmaceutical Products segment, $285 million for the Nutritional Products segment, $3.5 billion for the Diagnostic Products segment, and $16.8 billion for the Medical Devices segment. There were no reductions of goodwill relating to impairments in 2024 and 2023.
The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.1 billion and $27.7 billion as of December 31, 2024 and 2023, respectively. In 2023, the gross amount of amortizable intangible assets increased by $305 million due to a business acquisition. Accumulated amortization was $21.3 billion and $19.7 billion as of December 31, 2024 and 2023, respectively. Foreign currency translation adjustments decreased intangible assets by $78 million in 2024 and increased intangible assets by $44 million in 2023. In 2024, intangible assets decreased $207 million due to impairment charges recorded on the Cost of products sold line of the Consolidated Statement of Earnings, primarily related to the Medical Devices reportable segment. The estimated annual amortization expense for intangible assets recorded at December 31, 2024 is approximately $1.7 billion in 2025, $1.5 billion in 2026, $1.2 billion in 2027, $668 million in 2028 and $605 million in 2029. Amortizable intangible assets are amortized over 2 to 20 years.
Indefinite-lived intangible assets, which relate to IPR&D acquired in a business combination, were approximately $784 million and $787 million at December 31, 2024 and 2023, respectively. In 2024, IPR&D decreased by $39 million of charges recorded on the Research and development line of the Consolidated Statement of Earnings for the impairment of an indefinite-lived intangible asset related to the Medical Devices reportable segment and was partially offset by an increase of $35 million due to the finalization of purchase accounting related to a business acquisition. In 2023, $100 million of impairment charges related to certain indefinite-lived intangible assets in the Medical Devices reportable segment were recorded on the Research and development line of the Consolidated Statement of Earnings. In 2023, business acquisitions increased IPR&D assets by $80 million.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 8 — Restructuring Plans
In 2024, Abbott management approved plans to streamline certain operations in order to reduce costs and improve efficiencies in its Diagnostic, Medical Devices, Established Pharmaceutical and Nutritional businesses, including the discontinuation of its ZonePerfect® product line. Abbott recorded employee related severance and other charges of $129 million, of which $62 million was recorded in Cost of products sold, $21 million was recorded in Research and development, and $46 million was recorded in Selling, general and administrative expenses. Payments related to these actions totaled $32 million in 2024 and the remaining liability totaled $97 million at December 31, 2024. In addition, Abbott recognized inventory related charges of $34 million and fixed asset impairment charges of $12 million related to these restructuring plans.
In 2023, Abbott management approved plans to restructure various operations in order to reduce costs in its Medical Devices, Diagnostic, and Established Pharmaceutical businesses. Abbott recorded employee related severance and other charges of $144 million of which $56 million was recorded in Cost of products sold, $22 million was recorded in Research and development and $66 million was recorded in Selling, general and administrative expenses. In addition, Abbott recognized fixed asset impairment and inventory related charges of $31 million related to these restructuring plans.
The following summarizes the activity related to the 2023 restructuring actions and the status of the related accruals as of December 31, 2024:

(in millions)
Restructuring charges in 2023	$144
Payments and other adjustments	(65)
Accrued balance at December 31, 2023	79
Payments and other adjustments	(58)
Accrued balance at December 31, 2024	$21
In 2022, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its Medical Devices, Nutritional, Diagnostic, and Established Pharmaceutical businesses. Abbott recorded employee related severance and other charges of $234 million of which $59 million was recorded in Cost of products sold, $36 million was recorded in Research and development and $139 million was recorded in Selling, general and administrative expenses. In addition, Abbott recognized inventory related charges of $23 million and fixed asset impairment charges of $4 million related to these restructuring plans.
The following summarizes the activity related to the 2022 restructuring actions and the status of the related accruals as of December 31, 2024:

(in millions)
Restructuring charges in 2022	$234
Payments and other adjustments	(6)
Accrued balance at December 31, 2022	228
Payments and other adjustments	(170)
Accrued balance at December 31, 2023	$58
Payments and other adjustments	(49)
Accrued balance at December 31, 2024	$9

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 9 — Incentive Stock Program
The 2017 Incentive Stock Program authorizes the granting of nonqualified stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2024, Abbott granted 1,683,097 stock options, 404,597 restricted stock awards and 5,341,050 restricted stock units under this program.
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
In April 2017, Abbott’s shareholders authorized the 2017 Incentive Stock Program under which a maximum of 170 million shares were available for issuance. At December 31, 2024, approximately 61 million shares remained available for future issuance.
The following table summarizes stock option activity for the year ended December 31, 2024 and the outstanding stock options as of December 31, 2024.

(intrinsic values in millions)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	28,569,075	$74.52	4.8	$1,073
Granted	1,683,097	116.88
Exercised	(3,593,503)	47.26
Lapsed	(111,920)	119.40
Outstanding at December 31, 2024	26,546,749	$80.70	4.6	$906
Exercisable at December 31, 2024	22,712,676	$75.20	3.9	$897
The following table summarizes restricted stock awards and units activity for the year ended December 31, 2024.

	Share Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2023	10,278,286	$112.51
Granted	5,745,647	116.78
Vested	(4,978,325)	115.35
Forfeited	(536,036)	112.82
Outstanding at December 31, 2024	10,509,572	$113.48
The fair market value of restricted stock awards and units vested in 2024, 2023 and 2022 was $570 million, $536 million and $639 million, respectively.
The total intrinsic value of options exercised in 2024, 2023 and 2022 was $238 million, $102 million and $85 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2024 amounted to approximately $462 million, which is expected to be recognized over the next three years.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 9 — Incentive Stock Program (Continued)

Total non-cash stock compensation expense charged against income in 2024, 2023 and 2022 for share-based plans totaled approximately $673 million, $644 million and $685 million, respectively, and the tax benefit recognized was approximately $181 million, $144 million and $170 million, respectively. Stock compensation cost capitalized as part of inventory is not significant.
The table below summarizes the fair value of an option granted in 2024, 2023 and 2022 and the assumptions included in the Black-Scholes option-pricing model used to estimate the fair value:

	2024	2023	2022
Fair value	$31.10	$26.87	$25.26
Risk-free interest rate	4.3%	4.0%	1.9%
Average life of options (years)	6.0	6.0	6.0
Volatility	25.2%	24.4%	23.8%
Dividend yield	1.9%	1.9%	1.6%
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
Note 10 — Debt and Lines of Credit
The following is a summary of long-term debt at December 31:

(in millions)	2024	2023
0.10% Notes, due 2024	—	655
2.95% Notes, due 2025	1,000	1,000
3.875% Notes, due 2025	500	500
1.50% Notes, due 2026	1,188	1,266
3.75% Notes, due 2026	1,700	1,700
0.375% Notes, due 2027	615	655
1.15% Notes, due 2028	650	650
5-year term loan due 2029	583	419
1.40% Notes, due 2030	650	650
4.75% Notes, due 2036	1,650	1,650
6.15% Notes, due 2037	547	547
6.00% Notes, due 2039	515	515
5.30% Notes, due 2040	694	694
4.75% Notes, due 2043	700	700
4.90% Notes, due 2046	3,250	3,250
Unamortized debt issuance costs	(53)	(56)
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	(64)	(116)
Total carrying amount of long-term debt	14,125	14,679
Less: Current portion	1,500	1,080
Total long-term portion	$12,625	$13,599

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 10 — Debt and Lines of Credit (Continued)
On November 19, 2024, Abbott repaid the €590 million outstanding principal amount of its 0.10% Notes upon maturity. The repayment equated to approximately $640 million. On November 30, 2023, Abbott repaid the $1.05 billion outstanding principal amount of its 3.40% Notes upon maturity. On September 27, 2023, Abbott repaid the €1.14 billion outstanding principal amount of its 0.875% Notes upon maturity. The repayment equated to approximately $1.2 billion. In September 2023, Abbott repaid approximately $197 million of debt assumed as part of a recent business acquisition.
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
Principal payments required on long-term debt outstanding at December 31, 2024 are $1.5 billion in 2025, $2.9 billion in 2026, $617 million in 2027, $650 million in 2028, $583 million in 2029 and $8.0 billion in 2030 and thereafter.
At December 31, 2024, Abbott’s long-term debt rating was AA- by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.
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

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 11 — Leases (Continued)
The following table provides information related to Abbott’s operating leases:

(in millions, except weighted averages)	2024	2023	2022
Operating lease cost (a)	$366	$356	$355
Cash paid for amounts included in the measurement of operating lease liabilities	300	276	274
ROU assets arising from entering into new operating lease obligations	253	253	263
Weighted average remaining lease term at December 31 (in years)	7	7	8
Weighted average discount rate at December 31	3.6%	3.4%	2.9%
________________________________________________________

(a)	Includes short-term lease expense and variable lease costs, which were immaterial in the years ended December 31, 2024, 2023 and 2022.
Future minimum lease payments under non-cancellable operating leases as of December 31, 2024 were as follows:

(in millions)
2025	$290
2026	252
2027	183
2028	134
2029	103
Thereafter	356
Total future minimum lease payments – undiscounted	1,318
Less: imputed interest	(168)
Present value of lease liabilities	$1,150
The following table summarizes the amounts and location of operating lease ROU assets and lease liabilities:

(in millions)	December 31, 2024	December 31, 2023	Balance Sheet Caption

Operating Lease - ROU Asset	$1,075	$1,122	Deferred income taxes and other assets

Operating Lease Liability:
Current	$254	$245	Other accrued liabilities
Non-current	896	949	Post-employment obligations and other long-term liabilities
Total Liability	$1,150	$1,194
Leases where Abbott is the Lessor
Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for reagents and other consumables. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. The allocation of revenue between the lease and non-lease components is based on standalone selling prices. Operating lease revenue represented less than 3 percent of Abbott’s total net sales in the years ended December 31, 2024, 2023 and 2022.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 11 — Leases (Continued)
Assets related to operating leases are reported within Net property and equipment on the Consolidated Balance Sheet. The original cost and the net book value of such assets were $3.9 billion and $1.8 billion, respectively, as of December 31, 2024 and December 31, 2023.
Note 12 — Financial Instruments, Derivatives and Fair Value Measures
Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.0 billion at December 31, 2024, and $7.3 billion at December 31, 2023, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of December 31, 2024 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.
Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At December 31, 2024 and 2023, Abbott held gross notional amounts of $16.2 billion and $13.8 billion, respectively, of such foreign currency forward exchange contracts.
Abbott has designated a yen-denominated, 5-year term loan of approximately $583 million and $419 million as of December 31, 2024 and December 31, 2023, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt is due to the net incremental borrowing of $201 million discussed in Note 10 — Debt and Lines of Credit, as well as changes in foreign exchange rates, recorded in Accumulated other comprehensive income (loss), net of tax.
Abbott is a party to interest rate hedge contracts to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. Abbott had interest rate contracts totaling approximately $2.2 billion at December 31, 2024 and 2023.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 12 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets			Fair Value — Liabilities
(in millions)	2024	2023	Balance Sheet Caption	2024	2023	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$51	$95	Post-employment obligations and other long-term liabilities
Current	1	—	Prepaid expenses and other receivables	—	—	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	243	88	Prepaid expenses and other receivables	19	134	Other accrued liabilities
Others not designated as hedges	147	81	Prepaid expenses and other receivables	112	97	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	583	419	Long-term debt (Current portion of long-term debt in 2023)
	$391	$169		$765	$745
The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income.

	Gain (loss) Recognized in Other Comprehensive Income (loss)			Income (expense) and Gain (loss) Reclassified into Income
(in millions)	2024	2023	2022	2024	2023	2022	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$347	$(22)	$281	$103	$187	$234	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	37	27	75	n/a	n/a	n/a	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	44	61	(243)	Interest expense
A gain of $131 million, a loss of $44 million and a gain of $70 million were recognized in 2024, 2023 and 2022, respectively, related to foreign currency forward exchange contracts not designated as hedges. These amounts are reported in the Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.
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

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 12 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

	2024		2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$553	$553	$555	$555
Other	333	333	244	244
Total long-term debt	(14,125)	(13,710)	(14,679)	(14,769)
Foreign Currency Forward Exchange Contracts:
Receivable position	390	390	169	169
(Payable) position	(131)	(131)	(231)	(231)
Interest Rate Hedge Contracts:
Receivable position	1	1	—	—
(Payable) position	(51)	(51)	(95)	(95)
The fair value of the debt was determined based on significant other observable inputs, including current interest rates.
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2024:
Equity securities	$323	$323	$—	$—
Interest rate swap derivative financial instruments	1	—	1	—
Foreign currency forward exchange contracts	390	—	390	—
Total Assets	$714	$323	$391	$—

Fair value of hedged long-term debt	$2,096	$—	$2,096	$—
Interest rate swap derivative financial instruments	51	—	51	—
Foreign currency forward exchange contracts	131	—	131	—
Contingent consideration related to business combinations	38	—	—	38
Total Liabilities	$2,316	$—	$2,278	$38

December 31, 2023:
Equity securities	$326	$326	$—	$—
Foreign currency forward exchange contracts	169	—	169	—
Total Assets	$495	$326	$169	$—

Fair value of hedged long-term debt	$2,052	$—	$2,052	$—
Interest rate swap derivative financial instruments	95	—	95	—
Foreign currency forward exchange contracts	231	—	231	—
Contingent consideration related to business combinations	112	—	—	112
Total Liabilities	$2,490	$—	$2,378	$112

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
Contingent consideration relates to businesses acquired by Abbott. The fair value of the contingent consideration was determined based on independent appraisals at the time of acquisition, adjusted for the time value of money and other changes in fair value. The decrease in the amount of contingent consideration from December 31, 2023 reflects a payment of $40 million and a $34 million change in the fair value of the remaining contingent consideration. The maximum amount for certain contingent consideration is not determinable as it is based on a percent of certain sales. Excluding such contingent consideration, the maximum amount that may be due under the other contingent consideration arrangements was estimated at December 31, 2024 to be approximately $65 million, which is dependent upon attaining certain sales thresholds or upon the occurrence of certain events, such as regulatory approvals.
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
Abbott has been named as a defendant in a number of lawsuits alleging that its preterm infant formula and human milk fortifier products that contain cow’s milk cause an intestinal disease known as necrotizing enterocolitis (NEC) and inadequately warn about the risk of NEC. These lawsuits claim that certain preterm infants suffered injury or death as a result of contracting NEC. In a trial held in July 2024, a jury in a Missouri state court awarded a plaintiff $495 million in damages. Abbott stands by its products and the information it provided about them, and it appealed this jury’s verdict with the Missouri Court of Appeals in December 2024. In a trial held in October 2024 involving Abbott and another infant formula manufacturer and the treating hospital as co-defendants, a jury in a Missouri state court returned a unanimous verdict for Abbott and its co-defendants. In December 2024, the plaintiff filed a motion for a new trial. Abbott does not believe that it is probable that a material loss will be incurred related to these lawsuits and therefore, no reserves have been recorded. Given the uncertainty as to the possible outcome in each of these lawsuits, Abbott is unable to reasonably estimate a range of possible loss related to these lawsuits.
Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $25 million to $35 million. The recorded accrual balance at December 31, 2024 for these proceedings and exposures was approximately $30 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the cases discussed in the second paragraph of this note, the resolution of which could be material to Abbott's financial position, cash flows, or results of operations.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 14 — Post-Employment Benefits
Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	2024	2023	2024	2023
Projected benefit obligations, January 1	$10,030	$9,167	$1,181	$1,126
Service cost — benefits earned during the year	242	230	39	38
Interest cost on projected benefit obligations	469	455	54	59
(Gains) losses, primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	(763)	458	(33)	35
Benefits paid	(398)	(377)	(73)	(77)
Other, including foreign currency translation	(130)	97	(2)	—
Projected benefit obligations, December 31	$9,450	$10,030	$1,166	$1,181
Plan assets at fair value, January 1	$13,085	$11,373	$288	$302
Actual return (loss) on plan assets	1,259	1,611	26	26
Company contributions	349	349	36	37
Benefits paid	(398)	(377)	(73)	(77)
Other, including foreign currency translation	(152)	129	—	—
Plan assets at fair value, December 31	$14,143	$13,085	$277	$288
Projected benefit obligations less (greater) than plan assets, December 31	$4,693	$3,055	$(889)	$(893)
Long-term assets	$5,724	$4,164	$—	$—
Short-term liabilities	(38)	(36)	(2)	(2)
Long-term liabilities	(993)	(1,073)	(887)	(891)
Net asset (liability)	$4,693	$3,055	$(889)	$(893)
Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$772	$1,751	$29	$62
Prior service costs (credits)	5	6	(8)	(22)
Total	$777	$1,757	$21	$40
The $763 million of defined benefit plan gains and $33 million of medical and dental plan gains in 2024 that decreased the projected benefit obligations primarily reflect the year-over-year increase in the discount rates used to measure the obligations. The $458 million of defined benefit plan losses and $35 million of medical and dental plan losses in 2023 that increased the projected benefit obligations primarily reflect the year-over-year decline in the discount rates used to measure the obligations. The projected benefit obligations for non-U.S. defined benefit plans were $2.3 billion and $2.6 billion at December 31, 2024 and 2023, respectively. The accumulated benefit obligations for all defined benefit plans were $8.7 billion and $9.2 billion at December 31, 2024 and 2023, respectively.
For plans where the projected benefit obligations exceeded plan assets at December 31, 2024 and 2023, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2024	2023
Projected benefit obligation	$1,180	$1,314
Fair value of plan assets	149	205

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 14 — Post-Employment Benefits (Continued)
For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2024 and 2023, the aggregate accumulated benefit obligations, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2024	2023
Accumulated benefit obligation	$1,112	$1,175
Projected benefit obligation	1,180	1,248
Fair value of plan assets	149	144
Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net periodic benefit costs, other than service costs, are recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings. The components of the net periodic benefit cost as of December 31 were as follows:

	Defined Benefit Plans			Medical and Dental Plans
(in millions)	2024	2023	2022	2024	2023	2022
Service cost — benefits earned during the year	$242	$230	$374	$39	$38	$50
Interest cost on projected benefit obligations	469	455	300	54	59	36
Expected return on plans’ assets	(1,050)	(971)	(931)	(24)	(23)	(30)
Amortization of actuarial losses (gains)	24	11	231	(2)	(2)	11
Amortization of prior service costs (credits)	1	1	1	(13)	(13)	(24)
Total net cost (income)	$(314)	$(274)	$(25)	$54	$59	$43
In addition, approximately $15 million of income was recognized in 2023 related to the curtailment of a non-U.S. defined benefit plan.
Other comprehensive income (loss) for each respective year includes the amortization of actuarial losses and prior service costs (credits) as noted in the previous table. Other comprehensive income (loss) for each respective year also includes: net actuarial gains of $971 million for defined benefit plans and a gain of $36 million for medical and dental plans in 2024; net actuarial gains of $182 million for defined benefit plans and a loss of $33 million for medical and dental plans in 2023, and net actuarial gains of $858 million for defined benefit plans and a gain of $374 million for medical and dental plans in 2022. The net actuarial gains in 2024 related to defined benefit plans are primarily due to the favorable impact of actual asset returns in excess of expected returns and the year-over-year increase in discount rates. The net actuarial gain in 2024 related to medical and dental plans is primarily due to the year-over-year increase in discount rates. The net actuarial gains in 2023 related to defined benefit plans are primarily due to the favorable impact of actual asset returns in excess of expected returns, partially offset by the year-over-year decrease in discount rates. The net actuarial losses in 2023 related to medical and dental plans are primarily due to the year-over-year decrease in discount rates. The net actuarial gains in 2022 were primarily due to the year-over-year increase in discount rates, partially offset by the impact of 2022 actual asset returns being less than expected returns.
The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2024	2023	2022
Discount rate	5.4%	4.8%	5.0%
Expected aggregate average long-term change in compensation	4.6%	4.6%	4.5%
The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2024	2023	2022
Discount rate	4.8%	5.0%	2.7%
Expected return on plan assets	7.6%	7.6%	7.5%
Expected aggregate average long-term change in compensation	4.6%	4.5%	4.4%

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 14 — Post-Employment Benefits (Continued)
The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2024	2023	2022
Health care cost trend rate assumed for the next year	8%	8%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2031	2029	2027
The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott’s expected annual rates of change in the cost of health care benefits and are forward projections of health care costs as of the measurement date.
The following table summarizes the bases used to measure the defined benefit and medical and dental plan assets at fair value:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Measured at NAV (j)
December 31, 2024
Equities:
U.S. large cap (a)	$3,873	$2,714	$—	$—	$1,159
U.S. mid and small cap (b)	918	909	—	1	8
International (c)	2,827	518	—	—	2,309
Fixed income securities:
U.S. government securities (d)	441	7	420	—	14
Corporate debt instruments (e)	1,558	120	1,032	—	406
Non-U.S. government securities (f)	627	43	2	—	582
Other (g)	916	335	175	—	406
Absolute return funds (h)	1,814	283	—	—	1,531
Cash and Cash Equivalents	314	16	—	—	298
Other (i)	1,132	7	—	—	1,125
	$14,420	$4,952	$1,629	$1	$7,838
December 31, 2023
Equities:
U.S. large cap (a)	$3,425	$2,305	$—	$—	$1,120
U.S. mid and small cap (b)	814	807	—	1	6
International (c)	2,725	493	—	—	2,232
Fixed income securities:
U.S. government securities (d)	391	5	371	—	15
Corporate debt instruments (e)	1,519	125	1,055	—	339
Non-U.S. government securities (f)	586	36	3	—	547
Other (g)	863	322	106	—	435
Absolute return funds (h)	1,669	270	—	—	1,399
Cash and Cash Equivalents	276	16	—	—	260
Other (i)	1,105	5	—	—	1,100
	$13,373	$4,384	$1,535	$1	$7,453

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
Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company are valued at the NAV provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund minus its liabilities. For approximately half of these funds, investments may be redeemed once per week or month, with a required 2 to 30 day notice period. For the remaining funds, daily redemption of an investment is allowed. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry recognized vendors. Abbott did not have any unfunded commitments related to fixed income funds at December 31, 2024 and 2023. Fixed income securities in a common collective trust or a registered investment company are valued at the NAV provided by the fund administrator. For the majority of these funds, investments may be redeemed either weekly or monthly, with a required 2 to 60 day notice period. For the remaining funds, investments may be generally redeemed daily.
Absolute return funds are valued at the NAV provided by the fund administrator. Abbott did not have any unfunded commitments related to absolute return funds at December 31, 2024 and 2023. Investments in these funds may be generally redeemed monthly or quarterly with required notice periods ranging from 5 to 90 days. For approximately $300 million of the absolute return funds, redemptions are subject to a 25 percent gate and $60 million is subject to a lock until 2025. All private funds are valued at the NAV provided by the fund on a one-quarter lag adjusted for known cash flows and significant events through the reporting date. Investments in the private funds cannot be redeemed but the funds will make distributions through liquidation. The estimate of the liquidation period for each fund ranges from 2025 to 2034. Abbott’s unfunded commitment in these funds was $540 million and $555 million as of December 31, 2024 and 2023, respectively.
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
Abbott funds its domestic pension plans according to U.S. Internal Revenue Service (IRS) funding limitations. International pension plans are funded according to similar regulations. Abbott funded $349 million in 2024 and 2023 to defined pension plans. Abbott expects to contribute approximately $302 million to its pension plans in 2025.
Total benefit payments expected to be paid to participants, which includes payments funded from company assets, as well as paid from the plans, are as follows:

(in millions)	Defined Benefit Plans	Medical and Dental Plans
2025	$412	$64
2026	431	69
2027	453	73
2028	475	78
2029	500	82
2030 to 2034	2,856	455
The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott’s contributions to this plan were $207 million in 2024, $199 million in 2023 and $190 million in 2022.
Note 15 — Taxes on Earnings
Taxes on earnings reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.
Taxes on earnings include approximately $50 million, $22 million and $43 million in excess tax benefits associated with share-based compensation in 2024, 2023 and 2022, respectively. As a result of the resolution of various tax positions related to prior years, taxes on earnings in 2024, 2023 and 2022 also include approximately $25 million, $80 million and $20 million of net tax expense, respectively. In the fourth quarter of 2024, taxes on earnings includes $7.5 billion in non-cash valuation allowance adjustments resulting from the restructuring of certain foreign affiliates and the confirmation of certain tax filing positions. The restructuring improved profitability to several of Abbott’s affiliates and management concluded that the related preexisting deferred tax assets, which historically had a full valuation allowance, were more likely than not to be realizable in future periods. In particular, Abbott considered the likelihood of sustained ongoing profitability of the affiliates as a positive factor that outweighed all available negative evidence considered. Accordingly, Abbott released the full valuation allowance on such deferred tax assets and recorded the offset to tax expense.
The TCJA includes a one-time transition tax that is based on Abbott’s total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. The tax computation also requires the determination of the amount of post-1986 E&P considered held in cash and other specified assets. As of December 31, 2024, the remaining balance of Abbott’s transition tax obligation related to the TCJA is approximately $432 million, which will be paid over the next two years as allowed by the TCJA. Undistributed foreign earnings remain indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.

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
In October 2024, Abbott received a SNOD from the IRS for the 2020 Federal tax year assessing an additional $443 million of income tax. The primary adjustments proposed in the SNOD are substantially similar to the income allocation adjustments included in the 2017/2018 and 2019 SNODs. Abbott believes that the income reallocation adjustments proposed in the SNOD are without merit. The SNOD also contains other proposed adjustments and omissions that Abbott believes are erroneous and unsupported. In addition to the tax assessment for the 2020 tax year, the 2020 SNOD also contested a deduction for which an estimated $440 million cash tax benefit would be available in a different taxable year as allowed under applicable U.S. tax law. Abbott filed a petition with the U.S. Tax Court contesting the SNOD in December 2024.
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
The Organization for Economic Cooperation & Development (OECD) has proposed a two-pillared plan for a revised international tax system. Pillar 1 proposes to reallocate taxing rights among the jurisdictions in which in-scope multinational corporations operate. Abbott is continuing to analyze the Pillar 1 proposal. Pillar 2 proposes to assess a 15 percent minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Numerous countries have enacted legislation to adopt the Pillar 2 model rules. The enactment of current Pillar 2 model rules did not and is not projected to have a material impact to Abbott's consolidated financial statements.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 15 — Taxes on Earnings (Continued)
Earnings before taxes, and the related provisions for taxes on earnings, were as follows:

(in millions)	2024	2023	2022
Earnings Before Taxes:
Domestic	$947	$1,192	$3,732
Foreign	6,066	5,472	4,574
Total	$7,013	$6,664	$8,306

(in millions)	2024	2023	2022
Taxes on Earnings:
Current:
Domestic	$497	$528	$1,309
Foreign	1,075	874	723
Total current	1,572	1,402	2,032
Deferred:
Domestic	(459)	(382)	(610)
Foreign	(7,502)	(79)	(49)
Total deferred	(7,961)	(461)	(659)
Total	$(6,389)	$941	$1,373
Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2024	2023	2022
Statutory tax rate on earnings	21.0%	21.0%	21.0%
Impact of foreign operations	(1.8)	(3.6)	(2.5)
Foreign-derived intangible income benefit	(2.3)	(2.2)	(2.0)
Valuation allowance adjustments	(107.1)	—	—
Excess tax benefits related to stock compensation	(0.7)	(0.3)	(0.5)
Research tax credit	(1.0)	(1.1)	(0.9)
Resolution of certain tax positions pertaining to prior years	0.4	1.2	0.2
Intercompany restructurings and integration	0.2	(1.4)	—
State taxes, net of federal benefit	0.3	0.5	0.7
All other, net	(0.1)	—	0.5
Effective tax rate on earnings	(91.1)%	14.1%	16.5%
Impact of foreign operations is primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, Costa Rica, Singapore, Malta and Malaysia.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 15 — Taxes on Earnings (Continued)
The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

(in millions)	2024	2023
Deferred tax assets:
Compensation and employee benefits	$—	$89
Trade receivable reserves	230	221
Research and development costs	773	568
Inventory reserves	168	198
Lease liabilities	265	272
Deferred intercompany profit	284	283
NOLs, reserves not currently deductible, credit carryforwards and other	10,353	9,922
Total deferred tax assets before valuation allowance	12,073	11,553
Valuation allowance	(1,664)	(8,690)
Total deferred tax assets	10,409	2,863
Deferred tax liabilities:
Compensation and employee benefits	(276)	—
Depreciation	(408)	(414)
Right of Use lease assets	(249)	(258)
Other, primarily the excess of book basis over tax basis of intangible assets	(1,365)	(1,777)
Total deferred tax liabilities	(2,298)	(2,449)
Total net deferred tax assets (liabilities)	$8,111	$414
The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

(in millions)	2024	2023
January 1	$3,323	$2,036
Increase due to current year tax positions	167	225
Increase due to prior year tax positions	174	1,338
Decrease due to prior year tax positions	(50)	(89)
Settlements	(13)	(144)
Lapse of statute	(33)	(43)
December 31	$3,568	$3,323
Abbott’s unrecognized tax benefits table includes amounts related to tax positions for which a deferred tax asset has not been recognized because the recognition of the future benefit is not expected.
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $2.6 billion. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $90 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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
Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The chief operating decision maker (CODM) at Abbott is the Chief Executive Officer (CEO). The CODM primarily considers sales and operating margin to assess the performance of segments and to allocate resources, where segment operating margin profitability includes cost of products sold and operating expenses. The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to segments. In addition, intangible asset amortization is not allocated to operating segments, and intangible assets and goodwill are not included in the measure of each segment’s assets.

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

	Net Sales to External Customers (a)			Cost of Products Sold			Research and Development			Selling, General and Administrative			Operating Earnings (a)
(in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Established Pharmaceuticals	$5,194	$5,066	$4,912	$(2,444)	$(2,357)	$(2,305)	$(176)	$(173)	$(186)	$(1,341)	$(1,330)	$(1,372)	$1,233	$1,206	$1,049
Nutritionals	8,413	8,154	7,459	(4,532)	(4,495)	(4,314)	(209)	(204)	(191)	(2,167)	(2,122)	(2,248)	1,505	1,333	706
Diagnostics (b)	9,341	9,988	16,469	(4,995)	(5,264)	(7,287)	(656)	(698)	(777)	(1,617)	(1,593)	(1,765)	2,073	2,433	6,640
Medical Devices (b)	18,986	16,887	14,802	(6,408)	(5,803)	(4,968)	(1,546)	(1,362)	(1,328)	(4,879)	(4,416)	(4,070)	6,153	5,306	4,436
Total	$41,934	$40,095	$43,642	$(18,379)	$(17,919)	$(18,874)	$(2,587)	$(2,437)	$(2,482)	$(10,004)	$(9,461)	$(9,456)	$10,964	$10,278	$12,831
Other	16	14	11
Net sales	$41,950	$40,109	$43,653
Corporate functions and plan benefit costs													(422)	(308)	(509)
Net interest expense													(215)	(252)	(375)
Share-based compensation													(673)	(644)	(685)
Amortization of Intangible assets													(1,878)	(1,966)	(2,013)
Other, net (c)													(763)	(444)	(943)
Earnings before Taxes													$7,013	$6,664	$8,306
________________________________________________________

(a)	In 2024, 2023 and 2022, foreign exchange unfavorably impacted net sales and operating earnings.
(b)	2022 Sales and Operating Earnings for the Diagnostic Products and Medical Devices reportable segments have been updated to reflect the internal transfer of the Acelis Connected Health business from Diagnostic Products to Medical Devices on January 1, 2023.
(c)
Other, net includes costs directly related to integrating acquired businesses and restructuring charges in 2024, 2023, and 2022. Charges and expenses for restructuring actions and other cost reduction initiatives were approximately $185 million in 2024, $122 million in 2023, and $265 million in 2022. Other, net also includes: in 2024, a $143 million loss on the divestiture of a non-core business, as well as intangible and IRP&D asset impairments; in 2023, charges of $100 million related to intangible asset impairments, partially offset by income arising from fair value changes in contingent consideration related to previous business acquisitions; and in 2022, charges of $176 million related to a voluntary recall within the Nutritional products segment and charges of $111 million related to the impairment of IPR&D intangible assets.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 16 — Segment and Geographic Area Information (Continued)

	Depreciation			Additions to Property and Equipment (d)			Total Assets
(in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Established Pharmaceuticals	$96	$104	$97	$183	$185	$175	$3,087	$3,118	$2,883
Nutritionals	159	155	155	382	457	251	4,404	4,270	3,625
Diagnostics	521	499	494	758	750	832	7,678	7,767	7,985
Medical Devices	343	315	311	630	604	335	9,472	9,029	7,844
Total Reportable Segments	1,119	1,073	1,057	1,953	1,996	1,593	$24,641	$24,184	$22,337
Other	221	204	197	292	213	182
Total	$1,340	$1,277	$1,254	$2,245	$2,209	$1,775

(in millions)	2024	2023
Total Reportable Segment Assets	$24,641	$24,184
Cash and investments	8,853	8,078
Goodwill and intangible assets	29,755	32,494
All other (e)	18,165	8,458
Total Assets	$81,414	$73,214
________________________________________________________

(d)	Amounts exclude property, plant and equipment acquired through business acquisitions.
(e)
All other includes the long-term assets associated with the defined benefit plans of $5.7 billion in 2024 and $4.2 billion in 2023. In 2024, all other also includes $7.5 billion deferred tax assets for which full valuation allowances were adjusted in 2024.

	Net Sales to External Customers (f)
(in millions)	2024	2023	2022
United States	$16,323	$15,452	$18,142
Germany	2,539	2,345	2,340
China	2,113	2,253	2,133
India	1,817	1,750	1,649
Switzerland	1,747	1,638	1,336
Japan	1,441	1,513	1,932
Netherlands	1,124	1,074	1,111
All Other Countries	14,846	14,084	15,010
Consolidated	$41,950	$40,109	$43,653
________________________________________________________

(f)	Sales by country are based on the country that sold the product.
Long-lived assets on a geographic basis primarily include property and equipment. It excludes goodwill, intangible assets, deferred tax assets, and financial instruments. At December 31, 2024 and 2023, long-lived assets totaled $18.5 billion and $16.2 billion, respectively, and in the United States such assets totaled $10.3 billion and $8.9 billion, respectively. Long-lived asset balances associated with other countries were not material on an individual country basis in either of the two years.

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
Abbott’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2024, the company’s internal control over financial reporting was effective based on those criteria.
Abbott’s independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company’s internal control over financial reporting. This report appears on page 79.
Robert B. Ford
Chairman of the Board and Chief Executive Officer
Philip P. Boudreau
Executive Vice President, Finance and Chief Financial Officer
John A. McCoy, Jr.
Vice President, Finance and Controller
February 21, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Abbott Laboratories
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

Income taxes – Unrecognized tax benefits
Description of the Matter	As described in Note 15 to the consolidated financial statements, unrecognized tax benefits were approximately $3.6 billion at December 31, 2024. Unrecognized tax benefits are assessed by management quarterly for identification and measurement, or more frequently if there are any indicators suggesting a change in unrecognized tax benefits. Assessing tax positions involves judgment including interpreting tax laws of multiple jurisdictions and assumptions relevant to the measurement of an unrecognized tax benefit, including the estimated amount of tax liability that may be incurred should the tax position not be sustained upon inspection by a tax authority. These judgments and assumptions can significantly affect unrecognized tax benefits.

How We Addressed the Matter in our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s identification and measurement of unrecognized tax benefits, as well as its process for the assessment of events that may indicate a change in unrecognized tax benefits is warranted. For example, we tested controls over management’s review of the completeness of identified unrecognized tax benefits, as well as controls over management’s review of significant assumptions used within the measurement of unrecognized tax benefits.

With the support of our tax professionals, among other audit procedures performed, we evaluated the reasonableness of management’s judgment with respect to the interpretation of tax laws of multiple jurisdictions by reading and evaluating management’s documentation, including relevant accounting policies, and by considering how tax laws, including statutes, regulations, and case law, affected management’s judgments. We tested the completeness of management’s assessment of the identification of unrecognized tax benefits including evaluation of the technical merits of the unrecognized tax benefits. We also tested the appropriateness and consistency of management’s methods and significant assumptions associated with the measurement of unrecognized tax benefits, including assessing the estimated amount of tax liability that may be incurred should the tax position not be sustained upon inspection by a tax authority.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois
February 21, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Abbott Laboratories

Opinion on Internal Control over Financial Reporting
We have audited Abbott Laboratories and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Abbott Laboratories and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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
February 21, 2025

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
Changes in internal control over financial reporting. During the quarter ended December 31, 2024, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference are “Election of Directors (Item 1 on Proxy Card),” “Committees of the Board of Directors,” and “Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting” to be included in the 2025 Abbott Laboratories Proxy Statement. The 2025 Proxy Statement will be filed on or about March 14, 2025. Also incorporated herein by reference is the text found under the caption, “Information About Our Executive Officers” on pages 19 through 20 hereof.
Abbott has a code of ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer and controller. That code is part of Abbott’s code of business conduct which is available free of charge through Abbott’s investor relations website (www.abbottinvestor.com). Abbott intends to include on its website any amendment to, or waiver from, a provision of its code of ethics that applies to Abbott’s principal executive officer, principal financial officer, and principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.
Abbott has an insider trading policy governing the purchase, sale, and other dispositions of Abbott securities by its directors, officers and employees, as well as Abbott itself, that Abbott believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and New York Stock Exchange listing standards.
ITEM 11. EXECUTIVE COMPENSATION
The material required by this Item 11 will be included in the 2025 Proxy Statement under the headings “Director Compensation” and “Executive Compensation”, and such material is incorporated herein by reference. The 2025 Proxy Statement will be filed on or about March 14, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Equity Compensation Plan Information.
The following table presents information as of December 31, 2024 about our compensation plans under which Abbott common shares have been authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	26,546,749	$80.70	68,436,082
Equity compensation plans not approved by security holders	—	—	—
Total (1)	26,546,749	$80.70	68,436,082
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
Purchase cycles are generally six months long and usually begin on August 1 and February 1. On the last day of each purchase cycle, Abbott uses participant contributions to acquire Abbott common shares. The shares may be either authorized but unissued shares, treasury shares, or shares acquired on the open market. The purchase price is typically 85% of the lower of the fair market value of the shares on the purchase date or on the first day of that purchase cycle. As the number of shares subject to outstanding options is indeterminable, columns (a) and (b) of the above table do not include information on the Employee Stock Purchase Plan. As of December 31, 2024, an aggregate of 7,461,515 common shares were available for future issuance under the Employee Stock Purchase Plan, including shares subject to purchase during the current purchase cycle.
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
(b)Information Concerning Security Ownership. Incorporated herein by reference is the material under the headings “Security Ownership of Executive Officers and Directors” and “Information Concerning Security Ownership” in the 2025 Proxy Statement. The 2025 Proxy Statement will be filed on or about March 14, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The material to be included in the 2025 Proxy Statement under the headings “The Board of Directors and Its Committees” and “Approval Process for Related Person Transactions” is incorporated herein by reference. The 2025 Proxy Statement will be filed on or about March 14, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The material to be included in the 2025 Proxy Statement under the headings “Audit Fees and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor” is incorporated herein by reference. The 2025 Proxy Statement will be filed on or about March 14, 2025.

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
(2)Financial Statement Schedules: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	91
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	92
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

4.27	*	Form of 1.500% Note due 2026 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018).

4.28	*	Form of 0.375% Note due 2027 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated November 19, 2019).

4.29	*
Officers’ Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to 1.150% Notes due 2028 and 1.400% Notes due 2030, filed as Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated June 22, 2020.

4.30	*
Form of 1.150% Notes due 2028, filed as Exhibit 4.3 to the Abbott Laboratories Current Report on Form 8-K filed on June 24, 2020 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated June 22, 2020).

4.31	*
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

4.32	*	Description of Registrant’s Securities, filed as Exhibit 4.36 to the 2021 Abbott Laboratories Annual Report on Form 10-K.

10.1	*	Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**

10.2		Abbott Laboratories Deferred Compensation & Restoration Plan, as amended and restated.**

10.3		Abbott Laboratories 401(k) Supplemental Plan, as amended and restated.**

10.4	*	Abbott Laboratories Supplemental Pension Plan, as amended and restated, filed as Exhibit 10.4 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.5	*	1986 Abbott Laboratories Management Incentive Plan, as amended and restated, filed as Exhibit 10.5 to the 2023 Abbott Laboratories Annual Report on Form 10-K.**

10.6	*	1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.6 to the 2023 Abbott Laboratories Annual Report on Form 10-K.**

10.7	*	Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.7 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**

10.8	*	Abbott Laboratories 2009 Incentive Stock Program, as amended and restated, filed as Exhibit 10.9 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10-K Exhibit Table Item No.
10.9	*	Abbott Laboratories 2017 Incentive Stock Program, as amended and restated, filed as Exhibit 10.9 to the 2023 Abbott Laboratories Annual Report on Form 10-K.**

10.10	*	Abbott Laboratories Non-Employee Directors’ Fee Plan, as amended and restated, filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the period ended March 31, 2023.**

10.11	*	Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.12	*	Form of Non-Qualified Stock Option Agreement (ratably vested), filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.13	*	Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.47 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.14	*	Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors, filed as Exhibit 10.48 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.15	*	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.58 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.16	*	Form of Non-Qualified Stock Option Agreement for executive officers, filed as Exhibit 10.59 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.17	*	Form of Non-Qualified Stock Option Agreement for foreign employees, filed as Exhibit 10.60 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.18	*	Form of Non-Qualified Stock Option Agreement for foreign executive officers, filed as Exhibit 10.61 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.19	*
Form of Restricted Stock Unit Agreement (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.20	*
Form of Restricted Stock Unit Agreement for foreign employees (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.21	*
Form of Restricted Stock Unit Agreement (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.22	*
Form of Restricted Stock Unit Agreement for foreign employees (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.23	*
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

10.38	*
Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.57 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.39	*
Form of Performance Restricted Stock Agreement (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.58 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.40	*
Form of Performance Restricted Stock Agreement (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.59 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.41	*
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

10.43	*
Form of Performance Restricted Stock Agreement for executive officers (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.62 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.44	*
Form of Performance Restricted Stock Agreement for executive officers (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.63 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.45	*
Form of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated November 30, 2012.**

10.46	*
Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers, extending the agreement term to December 31, 2024, filed as Exhibit 10.59 to the 2022 Abbott Laboratories Annual Report on Form 10-K.**

10.47		Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers, extending the agreement term to December 31, 2026.**

10.48	*	Form of Time Sharing Agreement between Abbott Laboratories Inc. and Robert B. Ford, filed as Exhibit 10.68 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.49	*	Management Savings Plan, as amended and restated, filed as Exhibit 10.75 to the 2019 Abbott Laboratories Annual Report on Form 10-K.**

10.50	*	Abbott Overseas Managers Pension Plan, as amended and restated, filed as Exhibit 10.74 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.51	*
Five Year Credit Agreement, dated as of January 29, 2024, among Abbott Laboratories, as borrower, various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.65 to the 2023 Abbott Laboratories Annual Report on Form 10-K.

19		Abbott Laboratories Insider Trading Policy.

21		Subsidiaries of Abbott Laboratories.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2		Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	*	Abbott Laboratories Dodd-Frank Clawback Policy, filed as Exhibit 97 to the 2023 Abbott Laboratories Annual Report on Form 10-K.

10-K Exhibit Table Item No.
101
The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 21, 2025, formatted in Inline XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Balance Sheet; (v) Consolidated Statement of Shareholders’ Investment; and (vi) the notes to the consolidated financial statements.

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
(c)Financial Statement Schedule filed (page 91).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES

By	/s/ ROBERT B. FORD
Robert B. Ford
Chairman of the Board and Chief Executive Officer

Date:	February 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 21, 2025 in the capacities indicated below.

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

/s/ JOHN G. STRATTON
John G. Stratton
Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(in millions)

Allowances for Doubtful Accounts and Product Returns	Balance at Beginning of Year	Provisions/ Charges to Income	Amounts Charged Off and Other Deductions	Balance at End of Year
2024	$444	$113	$(118)	$439
2023	500	60	(116)	444
2022	519	122	(141)	500

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Abbott Laboratories

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2024 and 2023, for each of the three years in the period ended December 31, 2024, and have issued our report thereon dated February 21, 2025 (included elsewhere in this Annual Report on Form 10-K). Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K (the “schedule”). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Chicago, Illinois
February 21, 2025