Form 10-Q
period 2025-03-31
ABBOTT LABORATORIES
filed 2025-04-30
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2025, Abbott Laboratories had 1,739,836,465 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended
	March 31
	2025	2024
Net sales	$10,358	$9,964

Cost of products sold, excluding amortization of intangible assets	4,468	4,463
Amortization of intangible assets	420	472
Research and development	716	684
Selling, general and administrative	3,061	2,959
Total operating cost and expenses	8,665	8,578

Operating earnings	1,693	1,386

Interest expense	131	141
Interest (income)	(82)	(80)
Net foreign exchange (gain) loss	(7)	—
Other (income) expense, net	(127)	(111)
Earnings before taxes	1,778	1,436
Taxes on earnings	453	211
Net Earnings	$1,325	$1,225

Basic Earnings Per Common Share	$0.76	$0.70

Diluted Earnings Per Common Share	$0.76	$0.70

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,739,206	1,740,203
Dilutive Common Stock Options	8,014	9,449
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,747,220	1,749,652

Outstanding Common Stock Options Having No Dilutive Effect	1,431	6,892
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended
	March 31
	2025	2024
Net Earnings	$1,325	$1,225
Foreign currency translation gain (loss) adjustments, net of taxes of $32 in 2025 and $— in 2024	550	(386)
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $— in 2025 and $1 in 2024	30	4
Net gains (losses) for derivative instruments designated as cash flow hedges, net of taxes of $(40) in 2025 and $30 in 2024	(91)	55
Other comprehensive income (loss)	489	(327)
Comprehensive Income	$1,814	$898

	March 31, 2025	December 31, 2024
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(6,955)	$(7,505)
Net actuarial (losses) and prior service (costs) and credits	(581)	(611)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	119	210
Accumulated other comprehensive income (loss)	$(7,417)	$(7,906)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$6,532	$7,616
Short-term investments	312	351
Trade receivables, less allowances of $449 in 2025 and $439 in 2024	7,327	6,925
Inventories:
Finished products	4,063	3,700
Work in process	890	840
Materials	1,686	1,654
Total inventories	6,639	6,194
Prepaid expenses and other receivables	2,343	2,570
Total Current Assets	23,153	23,656
Investments	907	886
Property and equipment, at cost	23,418	22,740
Less: accumulated depreciation and amortization	12,486	12,082
Net property and equipment	10,932	10,658
Intangible assets, net of amortization	6,261	6,647
Goodwill	23,359	23,108
Deferred income taxes and other assets	16,836	16,459
	$81,448	$81,414
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,214	$4,195
Salaries, wages and commissions	1,167	1,701
Other accrued liabilities	5,600	5,143
Dividends payable	1,032	1,024
Income taxes payable	485	594
Current portion of long-term debt	506	1,500
Total Current Liabilities	13,004	14,157
Long-term debt	12,736	12,625
Post-employment obligations, deferred income taxes and other long-term liabilities	6,644	6,731
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2025: 1,995,858,606; 2024: 1,991,472,630	25,125	25,153
Common shares held in treasury, at cost — Shares: 2025: 256,021,416; 2024: 259,774,639	(16,612)	(16,844)
Earnings employed in the business	47,715	47,261
Accumulated other comprehensive income (loss)	(7,417)	(7,906)
Total Abbott Shareholders’ Investment	48,811	47,664
Noncontrolling Interests in Subsidiaries	253	237
Total Shareholders’ Investment	49,064	47,901
	$81,448	$81,414
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended March 31
	2025	2024
Common Shares:
Balance at January 1
Shares: 2025: 1,991,472,630; 2024: 1,987,883,852	$25,153	$24,869
Issued under incentive stock programs
Shares: 2025: 4,385,976; 2024: 1,906,147	239	87
Share-based compensation	303	322
Issuance of restricted stock awards	(570)	(552)
Balance at March 31
Shares: 2025: 1,995,858,606; 2024: 1,989,789,999	$25,125	$24,726

Common Shares Held in Treasury:
Balance at January 1
Shares: 2025: 259,774,639; 2024: 253,807,494	$(16,844)	$(15,981)
Issued under incentive stock programs
Shares: 2025: 3,935,939; 2024: 3,838,255	256	242
Purchased
Shares: 2025: 182,716; 2024: 186,276	(24)	(22)
Balance at March 31
Shares: 2025: 256,021,416; 2024: 250,155,515	$(16,612)	$(15,761)

Earnings Employed in the Business:
Balance at January 1	$47,261	$37,554
Net earnings	1,325	1,225
Cash dividends declared on common shares (per share — 2025: $0.59; 2024: $0.55)	(1,033)	(960)
Effect of common and treasury share transactions	162	192
Balance at March 31	$47,715	$38,011

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(7,906)	$(7,839)
Other comprehensive income (loss)	489	(327)
Balance at March 31	$(7,417)	$(8,166)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$237	$224
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	16	9
Balance at March 31	$253	$233
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Three Months Ended March 31
	2025	2024
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,325	$1,225
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	336	333
Amortization of intangible assets	420	472
Share-based compensation	289	304
Trade receivables	(262)	(151)
Inventories	(255)	(410)
Other, net	(436)	(748)
Net Cash From Operating Activities	1,417	1,025

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(484)	(398)
Sales (purchases) of other investment securities, net	8	(28)
Other	6	1
Net Cash From (Used in) Investing Activities	(470)	(425)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	(36)	(127)
Proceeds from issuance of long-term debt	1	—
Repayments of long-term debt	(1,001)	—
Purchases of common shares	(280)	(226)
Proceeds from stock options exercised	287	134
Dividends paid	(1,026)	(957)
Net Cash From (Used in) Financing Activities	(2,055)	(1,176)

Effect of exchange rate changes on cash and cash equivalents	24	(36)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,084)	(612)
Cash and Cash Equivalents, Beginning of Year	7,616	6,896
Cash and Cash Equivalents, End of Period	$6,532	$6,284
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

Note 2 — New Accounting Standards

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the breadth and frequency of required segment disclosures. The guidance is required to be applied retrospectively to all periods presented in the financial statements. Abbott adopted the standard on January 1, 2024. The new standard did not have an impact on Abbott's consolidated financial statements, but required additional disclosures, retrospectively applied to all periods presented in Note 14 — Segment and geographic area information.

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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)
Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of healthcare products under short-term receivable arrangements. Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

The following tables provide detail by sales category:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$965	$965	$—	$928	$928
Other	—	295	295	—	298	298
Total	—	1,260	1,260	—	1,226	1,226
Nutritional Products —
Pediatric Nutritionals	588	453	1,041	514	495	1,009
Adult Nutritionals	367	738	1,105	364	695	1,059
Total	955	1,191	2,146	878	1,190	2,068
Diagnostic Products —
Core Laboratory	332	845	1,177	310	895	1,205
Molecular	40	82	122	42	87	129
Point of Care	100	42	142	98	41	139
Rapid Diagnostics	399	214	613	481	260	741
Total	871	1,183	2,054	931	1,283	2,214
Medical Devices —
Rhythm Management	304	281	585	271	291	562
Electrophysiology	299	330	629	269	318	587
Heart Failure	262	77	339	237	68	305
Vascular	268	442	710	254	435	689
Structural Heart	282	295	577	233	282	515
Neuromodulation	176	52	228	181	45	226
Diabetes Care	748	1,079	1,827	589	980	1,569
Total	2,339	2,556	4,895	2,034	2,419	4,453
Other	3	—	3	3	—	3
Total	$4,168	$6,190	$10,358	$3,846	$6,118	$9,964

Remaining Performance Obligations

As of March 31, 2025, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was $5.7 billion in the Diagnostic Products segment and $423 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 55 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2024	$568
Unearned revenue from cash received during the period	132
Revenue recognized related to contract liability balance	(99)
Balance at March 31, 2025	$601

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended March 31, 2025 and 2024 were $1.3 billion and $1.2 billion, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first three months of 2025 includes $235 million of pension contributions and the payment of cash taxes of $255 million. The first three months of 2024 included $280 million of pension contributions and the payment of cash taxes of $225 million.

The following summarizes the activity for the first three months of 2025 related to the allowance for doubtful accounts as of March 31, 2025:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2024	$247
Provisions/charges to income	23
Amounts charged off and other deductions	(11)
Balance at March 31, 2025	$259

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
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

The components of long-term investments are as follows:

(in millions)	March 31, 2025	December 31, 2024
Long-term Investments:
Equity securities	$572	$553
Other	335	333
Total	$907	$886

The increase in Abbott’s long-term investments as of March 31, 2025 versus the balance as of December 31, 2024 primarily relates to additional investments, partially offset by the impairment of certain securities.

Abbott’s equity securities as of March 31, 2025 include $301 million of investments in mutual funds that are held in a rabbi trust. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of March 31, 2025 with a carrying value of $152 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of $109 million that do not have a readily determinable fair value.

Note 5 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended March 31
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2025	2024	2025	2024	2025	2024
Balance at January 1	$(7,505)	$(6,504)	$(611)	$(1,376)	$210	$41
Other comprehensive income (loss) before reclassifications	550	(386)	30	2	(64)	68
Amounts reclassified from accumulated other comprehensive income	—	—	—	2	(27)	(13)
Net current period comprehensive income (loss)	550	(386)	30	4	(91)	55
Balance at March 31	$(6,955)	$(6,890)	$(581)	$(1,372)	$119	$96
Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 12 — Post-Employment Benefits for additional details.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)
Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.4 billion at March 31, 2025 and $23.1 billion at December 31, 2024. The amount of goodwill related to reportable segments at March 31, 2025 was $2.6 billion for the Established Pharmaceutical Products segment, $285 million for the Nutritional Products segment, $3.5 billion for the Diagnostic Products segment, and $16.9 billion for the Medical Devices segment. Foreign currency translation adjustments increased goodwill by $251 million in the first three months of 2025. There were no reductions of goodwill relating to impairments in the first three months of 2025.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.3 billion as of March 31, 2025 and $27.1 billion as of December 31, 2024. Accumulated amortization was $21.8 billion and $21.3 billion as of March 31, 2025 and December 31, 2024, respectively. In the first three months of 2025, intangible assets increased $34 million due to foreign currency translation. Abbott’s estimated annual amortization expense for intangible assets is approximately $1.7 billion in 2025, $1.5 billion in 2026, $1.2 billion in 2027, $0.7 billion in 2028 and $0.6 billion in 2029.

Indefinite-lived intangible assets, which relate to in-process research and development (IPR&D) acquired in a business combination, were $784 million as of March 31, 2025 and December 31, 2024.

Note 7 — Restructuring Plans

In 2025, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostic and medical devices businesses. In the three months ended March 31, 2025, Abbott recorded employee related severance and other charges of $34 million, of which $13 million was recorded in Cost of products sold, $13 million was recorded in Research and development, and $8 million was recorded in Selling, general and administrative expenses. Payments related to these actions totaled $4 million in the first three months of 2025 and the remaining liabilities totaled $30 million at March 31, 2025. In addition, Abbott recognized asset impairment charges of $12 million related to these restructuring plans.

In 2024 and 2023, Abbott management approved plans to restructure or streamline various operations in order to reduce costs in its medical devices, diagnostic, nutritional and established pharmaceutical businesses, including the discontinuation of its ZonePerfect® product line in 2024. In addition, Abbott recognized asset impairment charges of approximately $30 million related to these restructuring plans in the first three months of 2024. The following summarizes the activity related to these restructuring actions and the status of the related accruals as of March 31, 2025:

(in millions)	Total
Accrued balance at December 31, 2024	$118
Payments and other adjustments	(32)
Accrued balance at March 31, 2025	$86

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)
Note 8 — Incentive Stock Programs

In the first three months of 2025, Abbott granted 1,426,812 stock options, 354,001 restricted stock awards and 4,240,698 restricted stock units under its incentive stock program. At March 31, 2025, 50 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at March 31, 2025 is as follows:

	Outstanding	Exercisable
Number of shares	23,554,185	20,335,604
Weighted average remaining life (years)	5.1	4.4
Weighted average exercise price	$88.86	$83.51
Aggregate intrinsic value (in millions)	$1,035	$999

The total unrecognized share-based compensation cost at March 31, 2025 amounted to $790 million, which is expected to be recognized over the next three years.

Note 9 — Debt and Lines of Credit

On March 17, 2025, Abbott repaid the $1.0 billion outstanding principal amount of its 2.95% Notes upon maturity.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates, primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.0 billion at March 31, 2025 and December 31, 2024, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of March 31, 2025 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At March 31, 2025 and December 31, 2024, Abbott held the gross notional amounts of $16.2 billion of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of $612 million and $583 million as of March 31, 2025 and December 31, 2024, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts with a notional amount totaling $1.2 billion at March 31, 2025 and $2.2 billion at December 31, 2024 to manage its exposure to changes in the fair value of fixed-rate debt. The decrease from December 31, 2024 was due to the maturity of $1.0 billion of interest rate hedge contracts in conjunction with long-term debt, both of which matured in March 2025. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the amounts and location of certain derivative and non-derivative financial instruments as of March 31, 2025 and December 31, 2024:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	March 31, 2025	December 31, 2024	Balance Sheet Caption	March 31, 2025	December 31, 2024	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$48	$51	Post-employment obligations, deferred income taxes and other long-term liabilities
Current	—	1	Prepaid expenses and other receivables	—	—	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	82	243	Prepaid expenses and other receivables	75	19	Other accrued liabilities
Others not designated as hedges	106	147	Prepaid expenses and other receivables	137	112	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	612	583	Long-term debt
	$188	$391		$872	$765

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2025	2024	2025	2024	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$(94)	$127	$39	$18	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	(29)	24	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	3	(24)	Interest expense

Gains of $34 million and $92 million were recognized in the three months ended March 31, 2025 and 2024, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The carrying values and fair values of certain financial instruments as of March 31, 2025 and December 31, 2024 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	March 31, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$572	$572	$553	$553
Other	335	335	333	333
Total Long-term Debt	(13,242)	(12,975)	(14,125)	(13,710)
Foreign Currency Forward Exchange Contracts:
Receivable position	188	188	390	390
(Payable) position	(212)	(212)	(131)	(131)
Interest Rate Hedge Contracts:
Receivable position	—	—	1	1
(Payable) position	(48)	(48)	(51)	(51)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2025:
Equity securities	$311	$311	$—	$—
Foreign currency forward exchange contracts	188	—	188	—
Total Assets	$499	$311	$188	$—

Fair value of hedged long-term debt	$1,112	$—	$1,112	$—
Interest rate swap derivative financial instruments	48	—	48	—
Foreign currency forward exchange contracts	212	—	212	—
Contingent consideration related to business combinations	59	—	—	59
Total Liabilities	$1,431	$—	$1,372	$59

December 31, 2024:
Equity securities	$323	$323	$—	$—
Interest rate swap derivative financial instruments	1	—	1	—
Foreign currency forward exchange contracts	390	—	390	—
Total Assets	$714	$323	$391	$—

Fair value of hedged long-term debt	$2,096	$—	$2,096	$—
Interest rate swap derivative financial instruments	51	—	51	—
Foreign currency forward exchange contracts	131	—	131	—
Contingent consideration related to business combinations	38	—	—	38
Total Liabilities	$2,316	$—	$2,278	$38

The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments. The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs. The fair value of the contingent consideration was determined based on independent appraisals at the time of acquisition, adjusted for the time value of money and other changes in fair value. The increase in the amount of contingent consideration from December 31, 2024 reflects a fair value adjustment for contingent consideration related to a previous business combination.

The maximum amount for certain contingent consideration is not determinable as it is based on a percent of certain sales. Excluding such contingent consideration, the maximum amount that may be due under the other contingent consideration arrangements was estimated at March 31, 2025 to be $59 million, which is dependent upon attaining certain sales thresholds or upon the occurrence of certain events, such as regulatory approvals.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
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

Abbott has been named as a defendant in a number of lawsuits alleging that its preterm infant formula and human milk fortifier products that contain cow’s milk cause an intestinal disease known as necrotizing enterocolitis (NEC) and inadequately warn about the risk of NEC. These lawsuits claim that certain preterm infants suffered injury or death as a result of contracting NEC. In a trial held in July 2024, a jury in a Missouri state court awarded a plaintiff $495 million in damages. Abbott stands by its products and the information it provided about them, and it appealed this jury’s verdict with the Missouri Court of Appeals in December 2024. In a trial held in October 2024 involving Abbott and another infant formula manufacturer and the treating hospital as co-defendants, a jury in a Missouri state court returned a unanimous verdict for Abbott and its co-defendants. In December 2024, the plaintiff filed a motion for a new trial. In March 2025, the Missouri state court granted the plaintiff’s motion for a new trial, and Abbott appealed the ruling to the Missouri Court of Appeals. Abbott does not believe that it is probable that a material loss will be incurred related to these lawsuits and therefore, no reserves have been recorded. Given the uncertainty as to the possible outcome in each of these lawsuits, Abbott is unable to reasonably estimate a range of possible loss related to these lawsuits.

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $25 million to $35 million. The recorded accrual balance at March 31, 2025 for these proceedings and exposures was approximately $30 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the cases discussed in the second paragraph of this note, the resolution of which could be material to Abbott's financial position, cash flows or results of operations.

Note 12 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net periodic benefit costs, other than service costs, are recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings. Net costs recognized for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans are as follows:

	Defined Benefit Plans		Medical and Dental Plans
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2025	2024	2025	2024
Service cost - benefits earned during the period	$54	$61	$10	$10
Interest cost on projected benefit obligations	122	118	16	15
Expected return on plan assets	(278)	(262)	(7)	(6)
Net amortization of:
Actuarial loss, net	2	6	—	—
Prior service cost (credit)	—	—	(2)	(3)
Net cost (credit)	$(100)	$(77)	$17	$16

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 12 — Post-Employment Benefits (Continued)
Abbott funds its domestic defined benefit plans according to Internal Revenue Service funding limitations. International pension plans are funded according to similar regulations. In the first three months of 2025 and 2024, $235 million and $280 million, respectively, were contributed to defined benefit plans. In the first three months of 2025 and 2024, $75 million and $28 million were contributed, respectively, to the post-employment medical and dental plans.

Note 13 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first three months of 2025 and 2024, taxes on earnings include $73 million and $25 million, respectively, in excess tax benefits associated with share-based compensation. The 2025 taxes on earnings includes approximately $200 million of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In the first three months of 2024, taxes on earnings also included approximately $10 million of tax expense as the result of the resolution of various tax positions related to prior years.

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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)
Note 14 — Segment Information

Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of healthcare products. Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, healthcare facilities, laboratories, physicians’ offices and government agencies throughout the world.

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

Medical Devices — Worldwide sales of rhythm management, electrophysiology, heart failure, vascular, structural heart, neuromodulation and diabetes care products. For segment reporting purposes, the Cardiac Rhythm Management, Electrophysiology, Heart Failure, Vascular, Structural Heart, Neuromodulation and Diabetes Care businesses are aggregated and reported as the Medical Devices segment.

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
March 31, 2025
(Unaudited)

Note 14 — Segment Information (Continued)
The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers		Cost of Products Sold		Research and Development		Selling, General and Administrative		Operating Earnings
	For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Established Pharmaceuticals	$1,260	$1,226	$(569)	$(584)	$(42)	$(41)	$(351)	$(334)	$298	$267
Nutritionals	2,146	2,068	(1,124)	(1,088)	(52)	(52)	(576)	(551)	394	377
Diagnostics	2,054	2,214	(1,152)	(1,188)	(151)	(155)	(392)	(397)	359	474
Medical Devices	4,895	4,453	(1,598)	(1,547)	(401)	(368)	(1,287)	(1,178)	1,609	1,360
Total	$10,355	$9,961	$(4,443)	$(4,407)	$(646)	$(616)	$(2,606)	$(2,460)	$2,660	$2,478
Other	3	3
Net sales	$10,358	$9,964
Corporate functions and plan benefit costs									(28)	(66)
Net interest expense									(49)	(61)
Share-based compensation (a)									(289)	(304)
Amortization of Intangible assets									(420)	(472)
Other, net (b)									(96)	(139)
Earnings before Taxes									$1,778	$1,436
______________________________________

(a)	Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)
Other, net for the three months ended March 31, 2025 and 2024 includes charges related to restructurings, investment impairments, fair value adjustments to contingent consideration and integration costs related to business combinations.

	Depreciation		Additions to Property and Equipment		Total Assets
	For the three months ended March 31,		For the three months ended March 31,		As of March 31,	As of December 31,
(in millions)	2025	2024	2025	2024	2025	2024
Established Pharmaceuticals	$23	$24	$33	$29	$3,448	$3,087
Nutritionals	42	39	79	73	4,635	4,404
Diagnostics	126	129	135	123	7,840	7,678
Medical Devices	88	87	156	135	10,034	9,472
Total Reportable Segments	279	279	403	360	$25,957	$24,641
Other	57	54	60	49
Total	$336	$333	$463	$409

	As of March 31,	As of December 31,
(in millions)	2025	2024
Total Reportable Segment Assets	$25,957	$24,641
Cash and investments	7,751	8,853
Goodwill and intangible assets	29,620	29,755
All other (c)	18,120	18,165
Total Assets	$81,448	$81,414

(c)	As of March 31, 2025 and December 31, 2024, all other includes the long-term assets associated with the defined benefit plans and certain deferred tax assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review — Results of Operations

Abbott’s revenues are derived primarily from the sale of a broad line of healthcare products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott’s primary products are medical devices, diagnostic testing products, nutritional products and branded generic pharmaceuticals.

The following tables detail sales by reportable segment for the three months ended March 31. Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,260	$1,226	2.7%	(5.1)%	7.8%
Nutritional Products	2,146	2,068	3.8	(2.4)	6.2
Diagnostic Products	2,054	2,214	(7.2)	(2.3)	(4.9)
Medical Devices	4,895	4,453	9.9	(2.7)	12.6
Total Reportable Segments	10,355	9,961	4.0	(2.8)	6.8
Other	3	3	n/m	n/m	n/m
Net Sales	$10,358	$9,964	4.0	(2.8)	6.8

Total U.S.	$4,168	$3,846	8.4	—	8.4

Total International	$6,190	$6,118	1.2	(4.5)	5.7

____________________________________

Notes:	In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
n/m = Percent change is not meaningful

The 6.8 percent increase in total net sales during the first quarter of 2025, excluding the impact of foreign exchange, primarily reflected higher sales in the Medical Devices, Established Pharmaceutical Products and Nutritional Products segments, fueled by higher sales of existing products as well as the introduction of new products. Diagnostic Products sales growth continued to be impacted by the decline in COVID-19 testing-related sales and the impact of volume-based procurement programs in China. COVID-19 testing-related sales were $84 million in the first quarter of 2025 compared to $204 million in the first quarter of 2024. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first quarter as the relatively stronger U.S. dollar decreased total international sales by 4.5 percent and total sales by 2.8 percent.

The table below provides detail by sales category for the three months ended March 31. Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	March 31, 2025	March 31, 2024	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$965	$928	4.0%	(5.3)%	9.3%
Other Emerging Markets	295	298	(1.2)	(4.3)	3.1

Nutritional Products —
International Pediatric Nutritionals	453	495	(8.4)	(3.6)	(4.8)
U.S. Pediatric Nutritionals	588	514	14.2	—	14.2
International Adult Nutritionals	738	695	6.1	(4.5)	10.6
U.S. Adult Nutritionals	367	364	1.1	—	1.1

Diagnostic Products —
Core Laboratory	1,177	1,205	(2.3)	(3.2)	0.9
Molecular	122	129	(5.9)	(2.4)	(3.5)
Point of Care	142	139	2.4	(0.8)	3.2
Rapid Diagnostics	613	741	(17.3)	(1.2)	(16.1)

Medical Devices —
Rhythm Management	585	562	4.0	(2.1)	6.1
Electrophysiology	629	587	7.3	(2.6)	9.9
Heart Failure	339	305	11.4	(1.0)	12.4
Vascular	710	689	3.0	(2.7)	5.7
Structural Heart	577	515	11.9	(2.8)	14.7
Neuromodulation	228	226	1.0	(1.2)	2.2
Diabetes Care	1,827	1,569	16.5	(3.3)	19.8

In the first three months of 2025, total Established Pharmaceutical Products sales, excluding the impact of foreign exchange, increased 7.8 percent. Excluding the unfavorable effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 9.3 percent in the first three months of 2025, led by higher revenue in several countries and across several therapeutic areas, including cardiometabolic, gastroenterology, central nervous system/pain management and respiratory. Other Emerging Markets, excluding the effect of foreign exchange, increased by 3.1 percent in the first three months of 2025.

Excluding the impact of foreign exchange, total Nutritional Products sales in the first three months of 2025 increased 6.2 percent. In U.S. Pediatric Nutritionals, the 14.2 percent increase in sales in the first three months of 2025 reflects sales growth across the product portfolio. Excluding the effect of foreign exchange, the 4.8 percent decrease in International Pediatric Nutritionals sales in the first three months of 2025 reflects a decrease in sales in the Asia Pacific and Latin America regions, partially offset by increased sales in Canada and the Europe/Middle East regions.

In the first three months of 2025, U.S. and International Adult Nutritionals sales, excluding the effect of foreign exchange, increased 1.1 percent and 10.6 percent, respectively, due to growth of Ensure® and Glucerna® product sales. U.S. Adult Nutritionals sales were partially offset by the discontinuation of the ZonePerfect® product line in March 2024.

Diagnostic Products sales decreased 4.9 percent in the first three months of 2025, excluding the impact of foreign exchange. In Core Laboratory, sales increased 0.9 percent in the first three months of 2025, excluding the effect of foreign exchange, due to continued deployment of Abbott's Alinity® testing platform, mostly offset by the impact of volume-based procurement programs in China. In Rapid Diagnostics, sales decreased 16.1 percent in the first three months of 2025, excluding the effect of foreign exchange, primarily due to lower demand for COVID-19 tests.

Excluding the effect of foreign exchange, total Medical Devices sales increased 12.6 percent in the first three months of 2025, led by growth in Diabetes Care, Structural Heart, Heart Failure and Electrophysiology. Higher Diabetes Care sales were driven by continued growth in Abbott's continuous glucose monitoring (CGM) systems. CGM systems sales totaled $1.7 billion and $1.5 billion in the first three months of 2025 and 2024, respectively. Excluding the effect of foreign exchange, CGM systems sales increased 21.6 percent in the first three months of 2025.

During the first three months of 2025, procedure volumes continued to increase across the cardiovascular and neuromodulation businesses. In Structural Heart, the 14.7 percent increase in sales, excluding the effect of foreign exchange, primarily reflects growth in Navitor® and TriClip® products. In Heart Failure, the 12.4 percent increase in sales, excluding the effect of foreign exchange, primarily reflects growth in chronic and acute pump products and related accessories. In Electrophysiology, the 9.9 percent increase in sales, excluding the effect of foreign exchange, primarily reflects higher procedure volumes and increased demand for diagnostic and mapping catheters.

In Rhythm Management, the 6.1 percent sales increase in the first three months of 2025, excluding the impact of foreign exchange, was primarily due to growth in Aveir® leadless pacemakers, partially offset by a decrease in traditional pacemaker and implantable cardioverter-defibrillator sales. In Vascular, the 5.7 percent increase in sales, excluding the impact of foreign exchange, was primarily due to growth in vascular imaging, vessel closure products and the Esprit™ (BTK) system, Abbott's below-the-knee resorbable stent.

In March 2025, Abbott obtained CE Mark for its Volt™ Pulse Field Ablation (PFA) System to treat patients with atrial fibrillation.

The gross profit margin percentage was 52.8 percent for the first quarter of 2025 compared to 50.5 percent for the first quarter of 2024. The increase in the first three months of 2025 reflects the favorable impacts of gross margin improvement initiatives and foreign exchange.

Research and development (R&D) expenses increased $32 million to $716 million, or 4.6 percent, in the first quarter of 2025. The increase in R&D expense in the first three months of 2025 was primarily driven by higher spending on various projects.

Selling, general and administrative expenses increased $102 million, or 3.5 percent, in the first quarter of 2025 as higher selling and marketing spending to drive growth across various businesses was partially offset by the favorable impact of foreign exchange.

Restructuring Plans

In 2025, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostic and medical devices businesses. In the three months ended March 31, 2025, Abbott recorded employee related severance and other charges of $34 million, of which $13 million was recorded in Cost of products sold, $13 million was recorded in Research and development, and $8 million was recorded in Selling, general and administrative expenses. Payments related to these actions totaled $4 million in the first three months of 2025 and the remaining liabilities totaled $30 million at March 31, 2025. In addition, Abbott recognized asset impairment charges of $12 million related to these restructuring plans.

Other (Income) Expense, net

Other income, net increased from $111 million of income in the first quarter of 2024 to $127 million of income in the first quarter of 2025. The increase in the first three months of 2025 primarily reflects lower investment impairments and higher income associated with the non-service cost components of net pension and post-retirement medical benefit costs, partially offset by unfavorable changes in the fair value of contingent consideration liabilities related to previous business combinations.

Interest Expense, net

Interest expense, net decreased $12 million to $49 million in the first quarter of 2025. In the first quarter of 2025, interest expense decreased primarily as a result of the repayment of long-term debt in November of 2024 and March 2025, combined with an increase in interest income due to higher average cash and short-term investment balances versus the prior year.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first three months of 2025 and 2024, taxes on earnings include $73 million and $25 million, respectively, in excess tax benefits associated with share-based compensation. The 2025 taxes on earnings includes approximately $200 million of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In the first three months of 2024, taxes on earnings also included approximately $10 million of tax expense as the result of the resolution of various tax positions related to prior years.

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

Liquidity and Capital Resources

The decrease in cash and cash equivalents from $7.6 billion at December 31, 2024 to $6.5 billion at March 31, 2025 reflects the repayment of debt in March 2025 of $1.0 billion, the payment of dividends and capital expenditures in the first three months of 2025, partially offset by cash generated from operations. Working capital was $10.1 billion at March 31, 2025 and $9.5 billion at December 31, 2024. The increase in working capital in 2025 primarily reflects increases in inventory and trade receivables.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first three months of 2025 totaled $1.4 billion, an increase of $392 million from the prior year, primarily due to higher segment operating earnings. In the first three months of 2025, Net cash from operating activities included $235 million of pension contributions and the payment of cash taxes of $255 million. Net cash from operating activities in 2024 included $280 million of pension contributions and the payment of cash taxes of $225 million.

At March 31, 2025, Abbott’s long-term debt rating was AA- by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.

On March 17, 2025, Abbott repaid the $1.0 billion outstanding principal amount of its 2.95% Notes upon maturity.

In October 2024, the board of directors authorized the repurchase of up to $7 billion of Abbott common shares, from time to time. The new authorization is in addition to the $293 million unused portion of the share repurchase program authorized in December 2021.

In the first quarter of 2025, Abbott declared a quarterly dividend of $0.59 per share on its common shares, which represents an increase of 7.3 percent over the $0.55 per share dividend declared in the first quarter of 2024.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world. Abbott expects debate to continue over the availability, method of delivery, and payment for healthcare products and services. It is not possible to predict the extent to which Abbott or the healthcare industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2024 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions that any forward-looking statements made by Abbott are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Economic, competitive, governmental, technological and other factors that may affect Abbott's operations are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, and are incorporated herein by reference. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

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

(b)Changes in internal control over financial reporting. During the quarter ended March 31, 2025, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), including those described below (as of March 31, 2025, except where noted below). While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

In the 2024 10-K, Abbott reported that it is a defendant in numerous lawsuits alleging that preterm infants developed necrotizing enterocolitis as a result of being administered Abbott’s preterm infant formula products. Abbott further reported in the 2024 10-K that in a trial held in October 2024 involving Abbott and another infant formula manufacturer and the treating hospital as co-defendants, a jury in a Missouri state court returned a unanimous verdict for Abbott and its co-defendants and that in December 2024, the plaintiff filed a motion for a new trial. In March 2025, the Missouri state court granted the plaintiff’s motion for a new trial, and Abbott appealed the ruling to the Missouri Court of Appeals.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	—	(1)	$—	—	$7,293,222,352	(2)
February 1, 2025 - February 28, 2025	—	(1)	—	—	7,293,222,352	(2)
March 1, 2025 - March 31, 2025	—	(1)	—	—	7,293,222,352	(2)
Total	—	(1)	$—	—	$7,293,222,352	(2)
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

Item 6.     Exhibits

Exhibit No.	Exhibit

10.1	Abbott Laboratories Non-Employee Directors' Fee Plan, as amended and restated.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ PHILIP P. BOUDREAU
Philip P. Boudreau
Executive Vice President, Finance and Chief Financial Officer

Date: April 30, 2025