Form 10-Q
period 2025-06-30
ABBOTT LABORATORIES
filed 2025-07-30
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-2189
ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No.
36-0698440
100 Abbott Park Road
Abbott Park, Illinois 60064-6400
Telephone: (224) 667-6100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	ABT	New York Stock Exchange NYSE Texas
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, Abbott Laboratories had 1,740,459,014 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Net sales	$11,142	$10,377	$21,500	$20,341

Cost of products sold, excluding amortization of intangible assets	4,854	4,603	9,322	9,066
Amortization of intangible assets	420	471	840	943
Research and development	725	698	1,441	1,382
Selling, general and administrative	3,091	2,936	6,152	5,895
Total operating cost and expenses	9,090	8,708	17,755	17,286

Operating earnings	2,052	1,669	3,745	3,055

Interest expense	121	140	252	281
Interest (income)	(71)	(82)	(153)	(162)
Net foreign exchange (gain) loss	(11)	(6)	(18)	(6)
Other (income) expense, net	(137)	10	(264)	(101)
Earnings before taxes	2,150	1,607	3,928	3,043
Taxes on earnings	371	305	824	516
Net Earnings	$1,779	$1,302	$3,104	$2,527

Basic Earnings Per Common Share	$1.02	$0.74	$1.78	$1.45

Diluted Earnings Per Common Share	$1.01	$0.74	$1.77	$1.44

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,743,437	1,743,040	1,741,348	1,741,595
Dilutive Common Stock Options	7,398	8,113	7,706	8,781
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,750,835	1,751,153	1,749,054	1,750,376

Outstanding Common Stock Options Having No Dilutive Effect	1,442	8,855	1,431	6,892
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Net Earnings	$1,779	$1,302	$3,104	$2,527
Foreign currency translation gain (loss) adjustments, net of taxes of $26 and $58 in 2025 and $— and $— in 2024	1,000	(36)	1,550	(422)
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $—and $— in 2025 and $— and $1 in 2024	26	7	56	11
Net gains (losses) for derivative instruments designated as cash flow hedges, net of taxes of $(69) and $(109) in 2025 and $27 and $57 in 2024	(185)	60	(276)	115
Other comprehensive income (loss)	841	31	1,330	(296)
Comprehensive Income	$2,620	$1,333	$4,434	$2,231

	June 30, 2025	December 31, 2024
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(5,955)	$(7,505)
Net actuarial (losses) and prior service (costs) and credits	(555)	(611)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	(66)	210
Accumulated other comprehensive income (loss)	$(6,576)	$(7,906)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$6,951	$7,616
Short-term investments	331	351
Trade receivables, less allowances of $471 in 2025 and $439 in 2024	7,972	6,925
Inventories:
Finished products	4,319	3,700
Work in process	962	840
Materials	1,673	1,654
Total inventories	6,954	6,194
Prepaid expenses and other receivables	2,260	2,570
Total Current Assets	24,468	23,656
Investments	958	886
Property and equipment, at cost	24,472	22,740
Less: accumulated depreciation and amortization	13,077	12,082
Net property and equipment	11,395	10,658
Intangible assets, net of amortization	5,920	6,647
Goodwill	23,952	23,108
Deferred income taxes and other assets	17,306	16,459
	$83,999	$81,414
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,306	$4,195
Salaries, wages and commissions	1,550	1,701
Other accrued liabilities	5,656	5,143
Dividends payable	1,030	1,024
Income taxes payable	390	594
Current portion of long-term debt	507	1,500
Total Current Liabilities	13,439	14,157
Long-term debt	12,930	12,625
Post-employment obligations, deferred income taxes and other long-term liabilities	6,801	6,731
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2025: 1,996,448,469; 2024: 1,991,472,630	25,284	25,153
Common shares held in treasury, at cost — Shares: 2025: 255,988,730; 2024: 259,774,639	(16,610)	(16,844)
Earnings employed in the business	48,467	47,261
Accumulated other comprehensive income (loss)	(6,576)	(7,906)
Total Abbott Shareholders’ Investment	50,565	47,664
Noncontrolling Interests in Subsidiaries	264	237
Total Shareholders’ Investment	50,829	47,901
	$83,999	$81,414
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended June 30
	2025	2024
Common Shares:
Balance at March 31
Shares: 2025: 1,995,858,606; 2024: 1,989,789,999	$25,125	$24,726
Issued under incentive stock programs
Shares: 2025: 589,863; 2024: 239,293	36	13
Share-based compensation	128	124
Issuance of restricted stock awards	(5)	(5)
Balance at June 30
Shares: 2025: 1,996,448,469; 2024: 1,990,029,292	$25,284	$24,858

Common Shares Held in Treasury:
Balance at March 31
Shares: 2025: 256,021,416; 2024: 250,155,515	$(16,612)	$(15,761)
Issued under incentive stock programs
Shares: 2025: 34,961; 2024: 27,310	3	2
Purchased
Shares: 2025: 2,275; 2024: 3,358	(1)	—
Balance at June 30
Shares: 2025: 255,988,730; 2024: 250,131,563	$(16,610)	$(15,759)

Earnings Employed in the Business:
Balance at March 31	$47,715	$38,011
Net earnings	1,779	1,302
Cash dividends declared on common shares (per share — 2025: $0.59; 2024: $0.55)	(1,028)	(961)
Effect of common and treasury share transactions	1	2
Balance at June 30	$48,467	$38,354

Accumulated Other Comprehensive Income (Loss):
Balance at March 31	$(7,417)	$(8,166)
Other comprehensive income (loss)	841	31
Balance at June 30	$(6,576)	$(8,135)

Noncontrolling Interests in Subsidiaries:
Balance at March 31	$253	$233
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	11	9
Balance at June 30	$264	$242
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Six Months Ended June 30
	2025	2024
Common Shares:
Balance at January 1
Shares: 2025:1,991,472,630; 2024: 1,987,883,852	$25,153	$24,869
Issued under incentive stock programs
Shares: 2025: 4,975,839; 2024: 2,145,440	275	100
Share-based compensation	431	446
Issuance of restricted stock awards	(575)	(557)
Balance at June 30
Shares: 2025: 1,996,448,469; 2024: 1,990,029,292	$25,284	$24,858

Common Shares Held in Treasury:
Balance at January 1
Shares: 2025: 259,774,639; 2024: 253,807,494	$(16,844)	$(15,981)
Issued under incentive stock programs
Shares: 2025: 3,970,900; 2024: 3,865,565	259	244
Purchased
Shares: 2025: 184,991; 2024: 189,634	(25)	(22)
Balance at June 30
Shares: 2025: 255,988,730; 2024: 250,131,563	$(16,610)	$(15,759)

Earnings Employed in the Business:
Balance at January 1	$47,261	$37,554
Net earnings	3,104	2,527
Cash dividends declared on common shares (per share — 2025: $1.18; 2024: $1.10)	(2,061)	(1,921)
Effect of common and treasury share transactions	163	194
Balance at June 30	$48,467	$38,354

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(7,906)	$(7,839)
Other comprehensive income (loss)	1,330	(296)
Balance at June 30	$(6,576)	$(8,135)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$237	$224
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	27	18
Balance at June 30	$264	$242
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Six Months Ended June 30
	2025	2024
Cash Flow From (Used in) Operating Activities:
Net earnings	$3,104	$2,527
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	693	667
Amortization of intangible assets	840	943
Share-based compensation	431	445
Trade receivables	(672)	(476)
Inventories	(252)	(513)
Other, net	(680)	(608)
Net Cash From Operating Activities	3,464	2,985

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(986)	(931)
Acquisitions of businesses and technologies, net of cash acquired	(30)	—
Proceeds from business dispositions	—	1
Sales (purchases) of other investment securities, net	(44)	49
Other	8	3
Net Cash From (Used in) Investing Activities	(1,052)	(878)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	(52)	(170)
Proceeds from issuance of long-term debt	3	221
Repayments of long-term debt	(1,002)	(18)
Purchases of common shares	(286)	(229)
Proceeds from stock options exercised	322	147
Dividends paid	(2,055)	(1,918)
Other	(82)	—
Net Cash From (Used in) Financing Activities	(3,152)	(1,967)

Effect of exchange rate changes on cash and cash equivalents	75	(49)

Net Increase (Decrease) in Cash and Cash Equivalents	(665)	91
Cash and Cash Equivalents, Beginning of Year	7,616	6,896
Cash and Cash Equivalents, End of Period	$6,951	$6,987
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
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

Note 2 — New Accounting Standards

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the breadth and frequency of required segment disclosures. The guidance is required to be applied retrospectively to all periods presented in the financial statements. Abbott adopted the standard on January 1, 2024. The new standard did not have an impact on Abbott's consolidated financial statements, but required additional disclosures, retrospectively applied to all periods presented in Note 14 — Segment Information.

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
June 30, 2025
(Unaudited)
Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of healthcare products under short-term receivable arrangements. Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

The following tables provide detail by sales category:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$1,059	$1,059	$—	$988	$988
Other	—	324	324	—	306	306
Total	—	1,383	1,383	—	1,294	1,294
Nutritional Products —
Pediatric Nutritionals	587	467	1,054	564	495	1,059
Adult Nutritionals	370	788	1,158	369	722	1,091
Total	957	1,255	2,212	933	1,217	2,150
Diagnostic Products —
Core Laboratory	351	1,007	1,358	327	1,002	1,329
Molecular	35	88	123	33	94	127
Point of Care	104	44	148	107	49	156
Rapid Diagnostics	321	223	544	345	238	583
Total	811	1,362	2,173	812	1,383	2,195
Medical Devices —
Rhythm Management	340	333	673	292	315	607
Electrophysiology	322	378	700	287	340	627
Heart Failure	282	86	368	244	77	321
Vascular	283	474	757	275	449	724
Structural Heart	289	347	636	258	306	564
Neuromodulation	193	61	254	192	51	243
Diabetes Care	794	1,187	1,981	637	1,011	1,648
Total	2,503	2,866	5,369	2,185	2,549	4,734
Other	5	—	5	4	—	4
Total	$4,276	$6,866	$11,142	$3,934	$6,443	$10,377

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 3 — Revenue (Continued)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$2,024	$2,024	$—	$1,916	$1,916
Other	—	619	619	—	604	604
Total	—	2,643	2,643	—	2,520	2,520
Nutritional Products —
Pediatric Nutritionals	1,175	920	2,095	1,078	990	2,068
Adult Nutritionals	737	1,526	2,263	733	1,417	2,150
Total	1,912	2,446	4,358	1,811	2,407	4,218
Diagnostic Products —
Core Laboratory	683	1,852	2,535	637	1,897	2,534
Molecular	75	170	245	75	181	256
Point of Care	204	86	290	205	90	295
Rapid Diagnostics	720	437	1,157	826	498	1,324
Total	1,682	2,545	4,227	1,743	2,666	4,409
Medical Devices —
Rhythm Management	644	614	1,258	563	606	1,169
Electrophysiology	621	708	1,329	556	658	1,214
Heart Failure	544	163	707	481	145	626
Vascular	551	916	1,467	529	884	1,413
Structural Heart	571	642	1,213	491	588	1,079
Neuromodulation	369	113	482	373	96	469
Diabetes Care	1,542	2,266	3,808	1,226	1,991	3,217
Total	4,842	5,422	10,264	4,219	4,968	9,187
Other	8	—	8	7	—	7
Total	$8,444	$13,056	$21,500	$7,780	$12,561	$20,341

Products sold by the Diagnostics segment include various types of diagnostic tests to detect the COVID-19 coronavirus. In the second quarter of 2025 and 2024, COVID-19 testing-related sales totaled $55 million and $102 million, respectively. In the first six months of 2025 and 2024, Abbott’s COVID-19 testing-related sales totaled $139 million and $306 million, respectively.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 3 — Revenue (Continued)
Remaining Performance Obligations

As of June 30, 2025, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was $5.9 billion in the Diagnostic Products segment and $427 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 53 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.

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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2024	$568
Unearned revenue from cash received during the period	252
Revenue recognized related to contract liability balance	(192)
Balance at June 30, 2025	$628

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended June 30, 2025, and 2024 were $1.8 billion and $1.3 billion, respectively, and for the six months ended June 30, 2025, and 2024 were $3.1 billion and $2.5 billion, respectively.

In the second quarter of 2024, Abbott sold a non-core business related to its Established Pharmaceutical Products segment. Abbott recorded a loss of $143 million on the sale in Other (income) expense, net in its Condensed Consolidated Statement of Earnings. Net assets, which primarily related to inventory and net property and equipment and had a carrying value of $28 million, were included in the sale. The loss on the sale also included $116 million of cumulative foreign currency translation adjustment previously recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 4 — Supplemental Financial Information (Continued)
Other, net in Net Cash From Operating Activities in the Condensed Consolidated Statement of Cash Flows for the first six months of 2025 includes $246 million of pension contributions and the payment of cash taxes of $945 million. The first six months of 2024 included $289 million of pension contributions and the payment of cash taxes of $747 million.

The following summarizes the activity for the first six months of 2025 related to the allowance for doubtful accounts as of June 30, 2025:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2024	$247
Provisions/charges to income	52
Amounts charged off and other deductions	(19)
Balance at June 30, 2025	$280

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

The components of long-term investments are as follows:

(in millions)	June 30, 2025	December 31, 2024
Long-term Investments:
Equity securities	$619	$553
Other	339	333
Total	$958	$886

The increase in Abbott’s Long-term Investments as of June 30, 2025, versus the balance as of December 31, 2024, primarily relates to additional investments and earnings from equity method investments, partially offset by the impairment of certain securities.

Abbott’s equity securities as of June 30, 2025, include $315 million of investments in mutual funds that are held in a rabbi trust. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of June 30, 2025, with a carrying value of $158 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of $117 million that do not have a readily determinable fair value.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)
Note 5 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2025	2024	2025	2024	2025	2024
Balance at March 31	$(6,955)	$(6,890)	$(581)	$(1,372)	$119	$96
Other comprehensive income (loss) before reclassifications	1,000	(152)	26	3	(150)	77
Amounts reclassified from accumulated other comprehensive income	—	116	—	4	(35)	(17)
Net current period comprehensive income (loss)	1,000	(36)	26	7	(185)	60
Balance at June 30	$(5,955)	$(6,926)	$(555)	$(1,365)	$(66)	$156

	Six Months Ended June 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2025	2024	2025	2024	2025	2024
Balance at January 1	$(7,505)	$(6,504)	$(611)	$(1,376)	$210	$41
Other comprehensive income (loss) before reclassifications	1,550	(538)	56	5	(214)	145
Amounts reclassified from accumulated other comprehensive income	—	116	—	6	(62)	(30)
Net current period comprehensive income (loss)	1,550	(422)	56	11	(276)	115
Balance at June 30	$(5,955)	$(6,926)	$(555)	$(1,365)	$(66)	$156
The reclassification of $116 million out of Accumulated other comprehensive income (loss) in 2024 is included in the loss related to the sale of a non-core business included in Other (income) expense, net. Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 12 — Post-Employment Benefits for additional details.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $24.0 billion at June 30, 2025, and $23.1 billion at December 31, 2024. The amount of goodwill related to reportable segments at June 30, 2025, was $2.7 billion for the Established Pharmaceutical Products segment, $285 million for the Nutritional Products segment, $3.6 billion for the Diagnostic Products segment, and $17.3 billion for the Medical Devices segment. Foreign currency translation adjustments increased goodwill by $836 million in the first six months of 2025. There were no reductions of goodwill relating to impairments in the first six months of 2025.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 6 — Goodwill and Intangible Assets (Continued)
The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.6 billion as of June 30, 2025, and $27.1 billion as of December 31, 2024. Accumulated amortization was $22.4 billion and $21.3 billion as of June 30, 2025, and December 31, 2024, respectively. In the first six months of 2025, intangible assets, net of amortization, increased $87 million due to foreign currency translation. Abbott’s estimated annual amortization expense for intangible assets is approximately $1.7 billion in 2025, $1.5 billion in 2026, $1.2 billion in 2027, $0.7 billion in 2028 and $0.6 billion in 2029.

Indefinite-lived intangible assets, which relate to in-process research and development (IPR&D) acquired in a business combination, were $789 million and $784 million as of June 30, 2025, and December 31, 2024, respectively.

Note 7 — Restructuring Plans

In 2025, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostic and medical devices businesses. In the six months ended June 30, 2025, Abbott recorded employee related severance and other charges of $104 million, of which $69 million was recorded in Cost of products sold, $20 million was recorded in Research and development, and $15 million was recorded in Selling, general, and administrative. Payments related to these actions totaled $21 million in the first six months of 2025 and the remaining liabilities totaled $83 million at June 30, 2025. In addition, Abbott recognized asset impairment charges of $12 million related to these restructuring plans.

In 2024 and 2023, Abbott management approved plans to restructure or streamline various operations in order to reduce costs in its medical devices, diagnostic, nutritional, and established pharmaceutical businesses, including the discontinuation of its ZonePerfect® product line in 2024. In addition, Abbott recognized asset impairment charges of $28 million related to these restructuring plans in the first six months of 2024. The following summarizes the activity related to these restructuring actions and the status of the related accruals as of June 30, 2025:

(in millions)	Total
Accrued balance at December 31, 2024	$118
Payments and other adjustments	(56)
Accrued balance at June 30, 2025	$62

Note 8 — Incentive Stock Programs

In the first six months of 2025, Abbott granted 1,468,147 stock options, 362,263 restricted stock awards and 4,337,917 restricted stock units under its incentive stock program. At June 30, 2025, 50 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at June 30, 2025 is as follows:

	Outstanding	Exercisable
Number of shares	23,005,657	19,780,883
Weighted average remaining life (years)	4.9	4.3
Weighted average exercise price	$89.67	$84.27
Aggregate intrinsic value (in millions)	$1,066	$1,024

The total unrecognized share-based compensation cost at June 30, 2025, amounted to $683 million, which is expected to be recognized over the next three years.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)
Note 9 — Debt and Lines of Credit

On March 17, 2025, Abbott repaid the $1.0 billion outstanding principal amount of its 2.95% Notes upon maturity.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates, primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.2 billion at June 30, 2025, and $7.0 billion at December 31, 2024, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of June 30, 2025, will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At June 30, 2025, and December 31, 2024, Abbott held the gross notional amounts of $12.8 billion and $16.2 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of $635 million and $583 million as of June 30, 2025, and December 31, 2024, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts with a notional amount totaling $1.2 billion at June 30, 2025, and $2.2 billion at December 31, 2024, to manage its exposure to changes in the fair value of fixed-rate debt. The decrease from December 31, 2024, was due to the maturity of $1.0 billion of interest rate hedge contracts in conjunction with long-term debt, both of which matured in March 2025. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the amounts and location of certain derivative and non-derivative financial instruments as of June 30, 2025, and December 31, 2024:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	June 30, 2025	December 31, 2024	Balance Sheet Caption	June 30, 2025	December 31, 2024	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$33	$51	Post-employment obligations, deferred income taxes and other long-term liabilities
Current	—	1	Prepaid expenses and other receivables	—	—	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	22	243	Prepaid expenses and other receivables	297	19	Other accrued liabilities
Others not designated as hedges	89	147	Prepaid expenses and other receivables	99	112	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	635	583	Long-term debt
	$111	$391		$1,064	$765

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$(209)	$111	$(303)	$238	$48	$25	$87	$43	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	(23)	23	(52)	47	—	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	14	28	17	4	Interest expense

Gains of $1 million and $43 million were recognized in the three months ended June 30, 2025, and 2024, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Gains of $35 million and $135 million were recognized in the six months ended June 30, 2025, and 2024, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of June 30, 2025, and December 31, 2024, are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	June 30, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$619	$619	$553	$553
Other	339	339	333	333
Total Long-term Debt	(13,437)	(13,221)	(14,125)	(13,710)
Foreign Currency Forward Exchange Contracts:
Receivable position	111	111	390	390
(Payable) position	(396)	(396)	(131)	(131)
Interest Rate Hedge Contracts:
Receivable position	—	—	1	1
(Payable) position	(33)	(33)	(51)	(51)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2025:
Equity securities	$344	$344	$—	$—
Foreign currency forward exchange contracts	111	—	111	—
Total Assets	$455	$344	$111	$—

Fair value of hedged long-term debt	$1,119	$—	$1,119	$—
Interest rate swap derivative financial instruments	33	—	33	—
Foreign currency forward exchange contracts	396	—	396	—
Contingent consideration related to business combinations	1	—	—	1
Total Liabilities	$1,549	$—	$1,548	$1

December 31, 2024:
Equity securities	$323	$323	$—	$—
Interest rate swap derivative financial instruments	1	—	1	—
Foreign currency forward exchange contracts	390	—	390	—
Total Assets	$714	$323	$391	$—

Fair value of hedged long-term debt	$2,096	$—	$2,096	$—
Interest rate swap derivative financial instruments	51	—	51	—
Foreign currency forward exchange contracts	131	—	131	—
Contingent consideration related to business combinations	38	—	—	38
Total Liabilities	$2,316	$—	$2,278	$38

The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments. The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs. The fair value of the contingent consideration was determined based on independent appraisals at the time of acquisition, adjusted for the time value of money and other changes in fair value. The decrease in the amount of contingent consideration from December 31, 2024, reflects a contingent consideration payment related to a previous business combination.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
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

Abbott has been named as a defendant in a number of lawsuits alleging that its preterm infant formula and human milk fortifier products that contain cow’s milk ingredients cause an intestinal disease known as necrotizing enterocolitis (NEC) and inadequately warn about the risk of NEC. These lawsuits claim that certain preterm infants suffered injury or death as a result of contracting NEC. Two cases have gone to trial. In a Missouri state case, a jury awarded a plaintiff $495 million in damages. In a second Missouri state court case, a jury found in Abbott’s favor, and the judge later ordered a new trial in that matter. The two Missouri cases are on appeal. In the first federal Multidistrict Litigation (MDL) “bellwether” case, the U.S. District Court for the Northern District of Illinois granted summary judgment in favor of Abbott on all claims. The plaintiff in that case has filed a motion for reconsideration. Abbott stands by its products and the information it provided about them. Abbott does not believe that it is probable that a material loss will be incurred related to these lawsuits and therefore, no reserves have been recorded. Given the uncertainty as to the possible outcome in each of these lawsuits, Abbott is unable to reasonably estimate a range of possible loss related to these lawsuits.

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $5 million to $15 million. The recorded accrual balance at June 30, 2025, for these proceedings and exposures was approximately $10 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the cases discussed in the second paragraph of this note, the resolution of which could be material to Abbott's financial position, cash flows or results of operations.

Note 12 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net periodic benefit costs, other than service costs, are recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings. Net costs recognized for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans are as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost - benefits earned during the period	$53	$60	$107	$121	$11	$10	$21	$20
Interest cost on projected benefit obligations	123	116	245	234	18	12	34	27
Expected return on plan assets	(281)	(263)	(559)	(525)	(6)	(6)	(13)	(12)
Net amortization of:
Actuarial loss, net	2	6	4	12	—	(1)	—	(1)
Prior service cost (credit)	1	1	1	1	(3)	(4)	(5)	(7)
Net cost (credit)	$(102)	$(80)	$(202)	$(157)	$20	$11	$37	$27

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 12 — Post-Employment Benefits (Continued)
Abbott funds its domestic defined benefit plans according to U.S. Internal Revenue Service (IRS) funding limitations. International pension plans are funded according to similar regulations. In the first six months of 2025 and 2024, $246 million and $289 million, respectively, were contributed to defined benefit plans. In the first six months of 2025 and 2024, $75 million and $28 million were contributed, respectively, to the post-employment medical and dental plans.

Note 13 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2025 and 2024, taxes on earnings include $84 million and $29 million, respectively, in excess tax benefits associated with share-based compensation. In the first six months of 2025, taxes on earnings includes approximately $300 million of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In the first six months of 2025 and 2024, taxes on earnings also included approximately $90 million of net tax benefit and $35 million of net tax expense, respectively, as the result of the resolution of various tax positions related to prior years.

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

The Organization for Economic Cooperation & Development (OECD) has proposed a two-pillared plan for a revised international tax system. Pillar 1 proposes to reallocate taxing rights among the jurisdictions in which in-scope multinational corporations operate. Pillar 2 proposes to assess a 15 percent minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Numerous countries have enacted legislation to adopt the Pillar 2 model rules. The enactment of current Pillar 2 model rules did not and is not projected to have a material impact to Abbott's consolidated financial statements. Abbott continues to monitor the Pillar 1 and Pillar 2 developments.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)
Note 14 — Segment Information

Abbott’s principal business is the discovery, development, manufacture, and sale of a broad line of healthcare products. Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, healthcare facilities, laboratories, physicians’ offices and government agencies throughout the world.

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

Medical Devices — Worldwide sales of rhythm management, electrophysiology, heart failure, vascular, structural heart, neuromodulation, and diabetes care products. For segment reporting purposes, the Cardiac Rhythm Management, Electrophysiology, Heart Failure, Vascular, Structural Heart, Neuromodulation and Diabetes Care businesses are aggregated and reported as the Medical Devices segment.

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
June 30, 2025
(Unaudited)

Note 14 — Segment Information (Continued)
The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers		Cost of Products Sold		Research and Development		Selling, General and Administrative		Operating Earnings
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Established Pharmaceuticals	$1,383	$1,294	$(631)	$(591)	$(43)	$(44)	$(363)	$(344)	$346	$315
Nutritionals	2,212	2,150	(1,155)	(1,148)	(54)	(53)	(585)	(576)	418	373
Diagnostics	2,173	2,195	(1,224)	(1,203)	(154)	(162)	(423)	(400)	372	430
Medical Devices	5,369	4,734	(1,758)	(1,627)	(430)	(379)	(1,385)	(1,221)	1,796	1,507
Total	$11,137	$10,373	$(4,768)	$(4,569)	$(681)	$(638)	$(2,756)	$(2,541)	$2,932	$2,625
Other	5	4
Net sales	$11,142	$10,377
Corporate functions and plan benefit costs									(65)	(80)
Net interest expense									(50)	(58)
Share-based compensation (a)									(142)	(141)
Amortization of Intangible assets									(420)	(471)
Other, net (b)									(105)	(268)
Earnings before Taxes									$2,150	$1,607

	Net Sales to External Customers		Cost of Products Sold		Research and Development		Selling, General and Administrative		Operating Earnings
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Established Pharmaceuticals	$2,643	$2,520	$(1,200)	$(1,175)	$(85)	$(85)	$(714)	$(678)	$644	$582
Nutritionals	4,358	4,218	(2,279)	(2,236)	(106)	(105)	(1,161)	(1,127)	812	750
Diagnostics	4,227	4,409	(2,376)	(2,391)	(305)	(317)	(815)	(797)	731	904
Medical Devices	10,264	9,187	(3,356)	(3,174)	(831)	(747)	(2,672)	(2,399)	3,405	2,867
Total	$21,492	$20,334	$(9,211)	$(8,976)	$(1,327)	$(1,254)	$(5,362)	$(5,001)	$5,592	$5,103
Other	8	7
Net sales	$21,500	$20,341
Corporate functions and plan benefit costs									(93)	(146)
Net interest expense									(99)	(119)
Share-based compensation (a)									(431)	(445)
Amortization of Intangible assets									(840)	(943)
Other, net (b)									(201)	(407)
Earnings before Taxes									$3,928	$3,043
______________________________________

(a)	Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)
Other, net for the three and six months ended June 30, 2025 and 2024 includes charges related to restructurings, fair value adjustments to contingent consideration and integration costs related to business combinations. Other, net for the six months ended June 30, 2025 and 2024 also includes impairment charges related to various investments. Other, net for the three and six months ended June 30, 2024 also includes charges related to the impairment of IPR&D assets, as well as a loss on the divestiture of a non-core business.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 14 — Segment Information (Continued)

	Depreciation		Additions to Property and Equipment
	Three Months Ended June 30,		Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Established Pharmaceuticals	$25	$24	$39	$37
Nutritionals	44	39	81	103
Diagnostics	135	129	166	169
Medical Devices	94	87	145	158
Total Reportable Segments	298	279	431	467
Other	59	55	62	68
Total	$357	$334	$493	$535

	Depreciation		Additions to Property and Equipment
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Established Pharmaceuticals	$48	$48	$72	$66
Nutritionals	86	78	160	176
Diagnostics	261	258	301	292
Medical Devices	182	174	301	293
Total Reportable Segments	577	558	834	827
Other	116	109	122	117
Total	$693	$667	$956	$944

	Total Assets
	As of June 30,	As of December 31,
(in millions)	2025	2024
Established Pharmaceuticals	$3,732	$3,087
Nutritionals	4,910	4,404
Diagnostics	8,177	7,678
Medical Devices	10,555	9,472
Total Reportable Segment Assets	$27,374	$24,641
Cash and investments	8,240	8,853
Goodwill and intangible assets	29,872	29,755
All other (c)	18,513	18,165
Total Assets	$83,999	$81,414

(c)	As of June 30, 2025 and December 31, 2024, all other includes the long-term assets associated with the defined benefit plans and certain deferred tax assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review — Results of Operations

Abbott’s revenues are derived primarily from the sale of a broad line of healthcare products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract most impact which products are sold; price controls, competition, and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott’s primary products are medical devices, diagnostic testing products, nutritional products, and branded generic pharmaceuticals.

The following tables detail sales by reportable segment for the three and six months ended June 30. Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(in millions)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,383	$1,294	6.9%	(0.8)%	7.7%
Nutritional Products	2,212	2,150	2.9	(0.5)	3.4
Diagnostic Products	2,173	2,195	(1.0)	0.4	(1.4)
Medical Devices	5,369	4,734	13.4	1.2	12.2
Total Reportable Segments	11,137	10,373	7.4	0.5	6.9
Other	5	4	n/m	n/m	n/m
Net Sales	$11,142	$10,377	7.4	0.5	6.9

Total U.S.	$4,276	$3,934	8.7	—	8.7

Total International	$6,866	$6,443	6.6	0.8	5.8

	Net Sales to External Customers
(in millions)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$2,643	$2,520	4.9%	(2.9)%	7.8%
Nutritional Products	4,358	4,218	3.3	(1.5)	4.8
Diagnostic Products	4,227	4,409	(4.1)	(0.9)	(3.2)
Medical Devices	10,264	9,187	11.7	(0.7)	12.4
Total Reportable Segments	21,492	20,334	5.7	(1.1)	6.8
Other	8	7	n/m	n/m	n/m
Net Sales	$21,500	$20,341	5.7	(1.1)	6.8

Total U.S.	$8,444	$7,780	8.5	—	8.5

Total International	$13,056	$12,561	3.9	(1.9)	5.8

___________________________________

Notes:	In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
n/m = Percent change is not meaningful

The 6.9 percent increase in total net sales during the second quarter of 2025, excluding the impact of foreign exchange, primarily reflected higher product sales in the Medical Devices and Established Pharmaceutical Products segments. Diagnostic Products sales continued to be impacted by the decline in COVID-19 testing-related sales and the impact of volume-based procurement programs in China. COVID-19 testing-related sales were $55 million in the second quarter of 2025 compared to $102 million in the second quarter of 2024. Abbott’s net sales were favorably impacted by changes in foreign exchange rates in the second quarter as the relatively weaker U.S. dollar increased total international sales by 0.8 percent and total sales by 0.5 percent.

The 6.8 percent increase in total net sales during the first six months of 2025, excluding the impact of foreign exchange, reflected sales growth in the Medical Devices and Established Pharmaceutical Products segments, fueled by higher sales of existing products, as well as the introduction of new products. Diagnostic Products sales growth continued to be impacted by the decline in COVID-19 testing-related sales and the impact of volume-based procurement programs in China. COVID-19 testing-related sales totaled $139 million during the first six months of 2025 and $306 million during the first six months of 2024. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first six months as the relatively stronger U.S. dollar at the beginning of the year decreased total international sales by 1.9 percent and total sales by 1.1 percent.

The table below provides detail by sales category for the six months ended June 30. Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	June 30, 2025	June 30, 2024	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$2,024	$1,916	5.7%	(3.3)%	9.0%
Other Emerging Markets	619	604	2.4	(1.4)	3.8

Nutritional Products —
International Pediatric Nutritionals	920	990	(7.0)	(2.4)	(4.6)
U.S. Pediatric Nutritionals	1,175	1,078	9.0	—	9.0
International Adult Nutritionals	1,526	1,417	7.7	(2.5)	10.2
U.S. Adult Nutritionals	737	733	0.6	—	0.6

Diagnostic Products —
Core Laboratory	2,535	2,534	0.1	(1.2)	1.3
Molecular	245	256	(4.4)	(1.0)	(3.4)
Point of Care	290	295	(1.6)	(0.4)	(1.2)
Rapid Diagnostics	1,157	1,324	(12.6)	(0.6)	(12.0)

Medical Devices —
Rhythm Management	1,258	1,169	7.6	(0.4)	8.0
Electrophysiology	1,329	1,214	9.5	(0.6)	10.1
Heart Failure	707	626	13.1	(0.2)	13.3
Vascular	1,467	1,413	3.8	(0.7)	4.5
Structural Heart	1,213	1,079	12.5	(0.7)	13.2
Neuromodulation	482	469	2.9	(0.4)	3.3
Diabetes Care	3,808	3,217	18.4	(0.7)	19.1

In the first six months of 2025, total Established Pharmaceutical Products sales, excluding the impact of foreign exchange, increased 7.8 percent. Excluding the unfavorable effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 9.0 percent in the first six months of 2025, led by higher revenue in several countries and across several therapeutic areas, including cardiometabolic, gastroenterology, and central nervous system/pain management. Other Emerging Markets, excluding the effect of foreign exchange, increased 3.8 percent in the first six months of 2025.

Excluding the impact of foreign exchange, total Nutritional Products sales in the first six months of 2025 increased 4.8 percent. In U.S. Pediatric Nutritionals, the 9.0 percent increase in sales in the first six months of 2025 reflects sales growth across the product portfolio. Excluding the effect of foreign exchange, the 4.6 percent decrease in International Pediatric Nutritionals sales in the first six months of 2025 primarily reflects a decrease in sales in the Asia Pacific region.

In the first six months of 2025, U.S. and International Adult Nutritionals sales, excluding the effect of foreign exchange, increased 0.6 percent and 10.2 percent, respectively, due to growth of Ensure® and Glucerna® product sales. U.S. Adult Nutritionals sales were partially offset by the discontinuation of the ZonePerfect® product line in March 2024.

In the first six months of 2025, Diagnostic Products sales decreased 3.2 percent, excluding the impact of foreign exchange, and increased 0.8 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales. In the first six months of 2025 and 2024, Abbott’s COVID-19 testing-related sales totaled $139 million and $306 million, respectively.

In Core Laboratory, sales increased 1.3 percent in the first six months of 2025, excluding the effect of foreign exchange, due to continued deployment of Abbott's Alinity® testing platform, partially offset by the impact of volume-based procurement programs in China. In Rapid Diagnostics, sales decreased 12.0 percent in the first six months of 2025, excluding the effect of foreign exchange, primarily due to lower demand for COVID-19 tests.

Excluding the effect of foreign exchange, total Medical Devices sales increased 12.4 percent in the first six months of 2025, led by double-digit growth in Diabetes Care, Heart Failure, Structural Heart and Electrophysiology. Higher Diabetes Care sales were driven by continued growth in Abbott's continuous glucose monitoring (CGM) systems. CGM systems sales totaled $3.6 billion and $3.0 billion in the first six months of 2025 and 2024, respectively. Excluding the effect of foreign exchange, CGM systems sales increased 20.5 percent in the first six months of 2025.

In Structural Heart, the 13.2 percent increase in sales, excluding the effect of foreign exchange, primarily reflects growth in TriClip® and Navitor® products. In Heart Failure, the 13.3 percent increase in sales, excluding the effect of foreign exchange, primarily reflects growth in chronic and acute pump products and related accessories. In Electrophysiology, the 10.1 percent increase in sales, excluding the effect of foreign exchange, primarily reflects higher procedure volumes and increased demand for diagnostic and mapping catheters.

In Rhythm Management, the 8.0 percent sales increase in the first six months of 2025, excluding the impact of foreign exchange, was primarily due to growth in Aveir® leadless pacemakers, partially offset by a decrease in traditional pacemaker and implantable cardioverter defibrillator sales. In Vascular, the 4.5 percent increase in sales, excluding the impact of foreign exchange, was primarily due to growth in vessel closure products, vascular imaging products, and the Esprit™ (BTK) system, Abbott's below-the-knee resorbable stent.

In March 2025, Abbott obtained CE Mark for its Volt™ Pulsed Field Ablation (PFA) System to treat patients with atrial fibrillation. In May 2025, Abbott announced U.S. Food and Drug Administration (FDA) approval of the company's Tendyne™ transcatheter mitral valve replacement (TMVR) system to treat people with mitral valve disease.

The gross profit margin percentage was 52.7 percent for the second quarter of 2025, compared to 51.1 percent for the second quarter of 2024, and 52.7 percent for the first six months of 2025 compared to 50.8 percent for the first six months of 2024. The increase in the first six months of 2025 reflects the favorable impacts of gross margin improvement initiatives, partially offset by the unfavorable impact of foreign exchange.

Research and development (R&D) expenses increased $27 million to $725 million, or 3.9 percent, in the second quarter of 2025, and increased $59 million to $1.4 billion, or 4.3 percent, in the first six months of 2025 compared to the prior year. The increase in R&D expenses in the first six months of 2025 was primarily driven by higher spending on various projects.

Selling, general, and administrative (SG&A) expenses increased $155 million to $3.1 billion, or 5.3 percent, in the second quarter of 2025, and increased $257 million to $6.2 billion, or 4.4 percent, in the first six months of 2025 compared to the prior year due to higher selling and marketing spending to drive growth across various businesses. The increase in SG&A expenses in the first six months of 2025 was partially offset by the favorable impact of foreign exchange.

Restructuring Plans

In 2025, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostic and medical devices businesses. In the six months ended June 30, 2025, Abbott recorded employee related severance and other charges of $104 million, of which $69 million was recorded in Cost of products sold, $20 million was recorded in Research and development, and $15 million was recorded in Selling, general, and administrative. Payments related to these actions totaled $21 million in the first six months of 2025 and the remaining liabilities totaled $83 million at June 30, 2025. In addition, Abbott recognized asset impairment charges of $12 million related to these restructuring plans.

Other (Income) Expense, net

Other (income) expense, net increased from $10 million of expense in the second quarter of 2024 to $137 million of income in the second quarter of 2025 and increased from $101 million of income in the first six months of 2024 to $264 million of income in the first six months of 2025. The increase in the second quarter and the first six months of 2025 is primarily due to the recognition of a $143 million loss on the sale of a non-core business related to the Established Pharmaceutical Products segment in the second quarter of 2024. The increase in the first six months of 2025 also reflects lower investment impairments and higher income associated with the non-service cost components of net pension and post-retirement medical benefit costs, partially offset by changes in the fair value of contingent consideration liabilities related to previous business combinations.

Interest Expense, net

Interest expense, net decreased by $8 million to $50 million in the second quarter of 2025 and decreased by $20 million to $99 million in the first six months of 2025. In the second quarter and the first six months of 2025, interest expense decreased primarily as a result of the repayment of long-term debt in November 2024 and March 2025.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2025 and 2024, taxes on earnings include $84 million and $29 million, respectively, in excess tax benefits associated with share-based compensation. In the first six months of 2025, taxes on earnings includes approximately $300 million of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In the first six months of 2025 and 2024, taxes on earnings also included approximately $90 million of net tax benefit and $35 million of net tax expense, respectively, as the result of the resolution of various tax positions related to prior years.

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

The Organization for Economic Cooperation & Development (OECD) has proposed a two-pillared plan for a revised international tax system. Pillar 1 proposes to reallocate taxing rights among the jurisdictions in which in-scope multinational corporations operate. Pillar 2 proposes to assess a 15 percent minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Numerous countries have enacted legislation to adopt the Pillar 2 model rules. The enactment of current Pillar 2 model rules did not and is not projected to have a material impact to Abbott's consolidated financial statements. Abbott continues to monitor the Pillar 1 and Pillar 2 developments.

Liquidity and Capital Resources

The decrease in cash and cash equivalents from $7.6 billion at December 31, 2024, to $7.0 billion at June 30, 2025, reflects the repayment of debt in March 2025 of $1.0 billion and the payment of dividends and capital expenditures in the first six months of 2025, partially offset by cash generated from operations. Working capital was $11.0 billion at June 30, 2025, and $9.5 billion at December 31, 2024. The increase in working capital in 2025 primarily reflects increases in inventory and trade receivables.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first six months of 2025 totaled $3.5 billion, an increase of $479 million from the prior year, primarily due to higher segment operating earnings. In the first six months of 2025, Net cash from operating activities included $246 million of pension contributions and the payment of cash taxes of $945 million. Net cash from operating activities in the first six months of 2024 included $289 million of pension contributions and the payment of cash taxes of $747 million.

At June 30, 2025, Abbott’s long-term debt rating was AA- by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.

On March 17, 2025, Abbott repaid the $1.0 billion outstanding principal amount of its 2.95% Notes upon maturity.

In October 2024, the board of directors authorized the repurchase of up to $7 billion of Abbott common shares, from time to time. The new authorization is in addition to the $293 million unused portion of the share repurchase program authorized in December 2021.

In each of the first two quarters of 2025, Abbott declared a quarterly dividend of $0.59 per share on its common shares, which represents an increase of 7.3 percent over the $0.55 per share dividend declared in each of the first two quarters of 2024.

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

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions that any forward-looking statements made by Abbott are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Economic, competitive, governmental, technological, and other factors that may affect Abbott's operations are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, and are incorporated herein by reference. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

PART I. FINANCIAL INFORMATION

Item 4.     Controls and Procedures

(a)Evaluation of disclosure controls and procedures. The Chief Executive Officer, Robert B. Ford, and Chief Financial Officer, Philip P. Boudreau, evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting. During the quarter ended June 30, 2025, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), including those described below (as of June 30, 2025, except where noted below). While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

In the 2024 Form 10-K, Abbott reported that it is a defendant in numerous lawsuits alleging that preterm infants developed necrotizing enterocolitis as a result of being administered Abbott’s preterm infant formula products. Abbott further reported in the 2024 10-K that in April 2022, the U.S. Judicial Panel on Multidistrict Litigation ordered all federal court cases consolidated for pretrial purposes in the U.S. District Court for the Northern District of Illinois. In May 2025, the U.S. District Court for the Northern District of Illinois granted summary judgment in favor of Abbott on all claims in the first "bellwether" case and entered judgment for Abbott. The plaintiff has filed a motion for reconsideration.

In addition, Abbott reported in the 2024 Form 10-K that in December 2022, it received a subpoena from the Enforcement Division of the Commission requesting information relating to Abbott’s powder infant formula business and related public disclosures. In May 2025, the Enforcement Division of the Commission informed Abbott that it had concluded its investigation and was not instituting an enforcement action.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	—	(1)	$—	—	$7,293,222,352	(2)
May 1, 2025 - May 31, 2025	—	(1)	—	—	7,293,222,352	(2)
June 1, 2025 - June 30, 2025	—	(1)	—	—	7,293,222,352	(2)
Total	—	(1)	$—	—	$7,293,222,352	(2)
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

Item 6.     Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ PHILIP P. BOUDREAU
Philip P. Boudreau
Executive Vice President, Finance and Chief Financial Officer

Date: July 30, 2025