Form 10-Q
period 2025-09-30
ABBOTT LABORATORIES
filed 2025-10-29
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2025, Abbott Laboratories had 1,738,871,947 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Net sales	$11,369	$10,635	$32,869	$30,976

Cost of products sold, excluding amortization of intangible assets	5,075	4,698	14,397	13,764
Amortization of intangible assets	420	470	1,260	1,413
Research and development	766	713	2,207	2,095
Selling, general and administrative	3,051	2,895	9,203	8,790
Total operating cost and expenses	9,312	8,776	27,067	26,062

Operating earnings	2,057	1,859	5,802	4,914

Interest expense	121	142	373	423
Interest (income)	(77)	(91)	(230)	(253)
Net foreign exchange (gain) loss	(17)	(11)	(35)	(17)
Other (income) expense, net	(150)	(121)	(414)	(222)
Earnings before taxes	2,180	1,940	6,108	4,983
Taxes on earnings	536	294	1,360	810
Net Earnings	$1,644	$1,646	$4,748	$4,173

Basic Earnings Per Common Share	$0.94	$0.94	$2.72	$2.39

Diluted Earnings Per Common Share	$0.94	$0.94	$2.70	$2.38

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,742,142	1,739,466	1,741,617	1,740,869
Dilutive Common Stock Options	7,219	8,131	7,544	8,565
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,749,361	1,747,597	1,749,161	1,749,434

Outstanding Common Stock Options Having No Dilutive Effect	1,443	6,905	1,431	6,892
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Net Earnings	$1,644	$1,646	$4,748	$4,173
Foreign currency translation gain (loss) adjustments, net of taxes of $(6) and $52 in 2025 and $— and $— in 2024	(136)	497	1,414	75
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $—and $— in 2025 and $— and $1 in 2024	(11)	14	45	25
Net gains (losses) for derivative instruments designated as cash flow hedges, net of taxes of $8 and $(101) in 2025 and $(63) and $(6) in 2024	39	(180)	(237)	(65)
Other comprehensive income (loss)	(108)	331	1,222	35
Comprehensive Income	$1,536	$1,977	$5,970	$4,208

	September 30, 2025	December 31, 2024
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(6,091)	$(7,505)
Net actuarial (losses) and prior service (costs) and credits	(566)	(611)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	(27)	210
Accumulated other comprehensive income (loss)	$(6,684)	$(7,906)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$7,511	$7,616
Short-term investments	222	351
Trade receivables, less allowances of $490 in 2025 and $439 in 2024	8,138	6,925
Inventories:
Finished products	4,130	3,700
Work in process	961	840
Materials	1,617	1,654
Total inventories	6,708	6,194
Prepaid expenses and other receivables	2,260	2,570
Total Current Assets	24,839	23,656
Investments	951	886
Property and equipment, at cost	24,816	22,740
Less: accumulated depreciation and amortization	13,312	12,082
Net property and equipment	11,504	10,658
Intangible assets, net of amortization	5,598	6,647
Goodwill	23,971	23,108
Deferred income taxes and other assets	17,318	16,459
	$84,181	$81,414
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,123	$4,195
Salaries, wages and commissions	1,735	1,701
Other accrued liabilities	5,880	5,143
Dividends payable	1,030	1,024
Income taxes payable	469	594
Current portion of long-term debt	1,345	1,500
Total Current Liabilities	14,582	14,157
Long-term debt	11,596	12,625
Post-employment obligations, deferred income taxes and other long-term liabilities	6,739	6,731
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2025: 1,996,743,794; 2024: 1,991,472,630	25,412	25,153
Common shares held in treasury, at cost — Shares: 2025: 257,871,122; 2024: 259,774,639	(16,877)	(16,844)
Earnings employed in the business	49,103	47,261
Accumulated other comprehensive income (loss)	(6,684)	(7,906)
Total Abbott Shareholders’ Investment	50,954	47,664
Noncontrolling interests	310	237
Total Shareholders’ Investment	51,264	47,901
	$84,181	$81,414
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended September 30
	2025	2024
Common Shares:
Balance at June 30
Shares: 2025: 1,996,448,469; 2024: 1,990,029,292	$25,284	$24,858
Issued under incentive stock programs
Shares: 2025: 295,325; 2024: 1,022,122	15	48
Share-based compensation	120	117
Issuance of restricted stock awards	(7)	(3)
Balance at September 30
Shares: 2025: 1,996,743,794; 2024: 1,991,051,414	$25,412	$25,020

Common Shares Held in Treasury:
Balance at June 30
Shares: 2025: 255,988,730; 2024: 250,131,563	$(16,610)	$(15,759)
Issued under incentive stock programs
Shares: 2025: 543,100; 2024: 545,287	36	35
Purchased
Shares: 2025: 2,425,492; 2024: 7,009,200	(303)	(752)
Balance at September 30
Shares: 2025: 257,871,122; 2024: 256,595,476	$(16,877)	$(16,476)

Earnings Employed in the Business:
Balance at June 30	$48,467	$38,354
Net earnings	1,644	1,646
Cash dividends declared on common shares (per share — 2025: $0.59; 2024: $0.55)	(1,030)	(958)
Effect of common and treasury share transactions	22	14
Balance at September 30	$49,103	$39,056

Accumulated Other Comprehensive Income (Loss):
Balance at June 30	$(6,576)	$(8,135)
Other comprehensive income (loss)	(108)	331
Balance at September 30	$(6,684)	$(7,804)

Noncontrolling Interests in Subsidiaries:
Balance at June 30	$264	$242
Noncontrolling interests’ share of income, net of distributions and share repurchases	46	(10)
Balance at September 30	$310	$232
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Nine Months Ended September 30
	2025	2024
Common Shares:
Balance at January 1
Shares: 2025:1,991,472,630; 2024: 1,987,883,852	$25,153	$24,869
Issued under incentive stock programs
Shares: 2025: 5,271,164; 2024: 3,167,562	290	148
Share-based compensation	551	563
Issuance of restricted stock awards	(582)	(560)
Balance at September 30
Shares: 2025: 1,996,743,794; 2024: 1,991,051,414	$25,412	$25,020

Common Shares Held in Treasury:
Balance at January 1
Shares: 2025: 259,774,639; 2024: 253,807,494	$(16,844)	$(15,981)
Issued under incentive stock programs
Shares: 2025: 4,514,000; 2024: 4,410,852	295	279
Purchased
Shares: 2025: 2,610,483; 2024: 7,198,834	(328)	(774)
Balance at September 30
Shares: 2025: 257,871,122; 2024: 256,595,476	$(16,877)	$(16,476)

Earnings Employed in the Business:
Balance at January 1	$47,261	$37,554
Net earnings	4,748	4,173
Cash dividends declared on common shares (per share — 2025: $1.77; 2024: $1.65)	(3,091)	(2,879)
Effect of common and treasury share transactions	185	208
Balance at September 30	$49,103	$39,056

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(7,906)	$(7,839)
Other comprehensive income (loss)	1,222	35
Balance at September 30	$(6,684)	$(7,804)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$237	$224
Noncontrolling interests’ share of income, net of distributions and share repurchases	73	8
Balance at September 30	$310	$232
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30
	2025	2024
Cash Flow From (Used in) Operating Activities:
Net earnings	$4,748	$4,173
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	1,064	998
Amortization of intangible assets	1,260	1,413
Share-based compensation	551	562
Trade receivables	(874)	(533)
Inventories	(39)	(293)
Other, net	(459)	(630)
Net Cash From Operating Activities	6,251	5,690

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,482)	(1,487)
Acquisitions of businesses and technologies, net of cash acquired	(85)	—
Proceeds from business dispositions	—	1
Sales (purchases) of other investment securities, net	46	9
Other	12	5
Net Cash From (Used in) Investing Activities	(1,509)	(1,472)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	(44)	(126)
Proceeds from issuance of long-term debt	3	222
Repayments of long-term debt	(1,503)	(20)
Purchases of common shares	(591)	(980)
Proceeds from stock options exercised	391	239
Dividends paid	(3,086)	(2,878)
Other	(82)	—
Net Cash From (Used in) Financing Activities	(4,912)	(3,543)

Effect of exchange rate changes on cash and cash equivalents	65	(13)

Net Increase (Decrease) in Cash and Cash Equivalents	(105)	662
Cash and Cash Equivalents, Beginning of Year	7,616	6,896
Cash and Cash Equivalents, End of Period	$7,511	$7,558
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)
Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of healthcare products under short-term receivable arrangements. Abbott has four reportable segments: Established Pharmaceutical Products, Nutritional Products, Diagnostic Products, and Medical Devices.

The following tables provide detail by sales category:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$1,097	$1,097	$—	$994	$994
Other	—	414	414	—	412	412
Total	—	1,511	1,511	—	1,406	1,406
Nutritional Products —
Pediatric Nutritionals	520	457	977	568	387	955
Adult Nutritionals	368	808	1,176	382	729	1,111
Total	888	1,265	2,153	950	1,116	2,066
Diagnostic Products —
Core Laboratory	366	998	1,364	332	982	1,314
Molecular	36	95	131	37	91	128
Point of Care	111	47	158	103	43	146
Rapid Diagnostics	373	227	600	560	264	824
Total	886	1,367	2,253	1,032	1,380	2,412
Medical Devices —
Rhythm Management	350	336	686	288	309	597
Electrophysiology	322	383	705	285	325	610
Heart Failure	280	86	366	252	70	322
Vascular	280	465	745	258	441	699
Structural Heart	297	338	635	270	288	558
Neuromodulation	196	58	254	190	46	236
Diabetes Care	796	1,261	2,057	673	1,052	1,725
Total	2,521	2,927	5,448	2,216	2,531	4,747
Other	4	—	4	4	—	4
Total	$4,299	$7,070	$11,369	$4,202	$6,433	$10,635

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 3 — Revenue (Continued)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$3,121	$3,121	$—	$2,910	$2,910
Other	—	1,033	1,033	—	1,016	1,016
Total	—	4,154	4,154	—	3,926	3,926
Nutritional Products —
Pediatric Nutritionals	1,695	1,377	3,072	1,646	1,377	3,023
Adult Nutritionals	1,105	2,334	3,439	1,115	2,146	3,261
Total	2,800	3,711	6,511	2,761	3,523	6,284
Diagnostic Products —
Core Laboratory	1,049	2,850	3,899	969	2,879	3,848
Molecular	111	265	376	112	272	384
Point of Care	315	133	448	308	133	441
Rapid Diagnostics	1,093	664	1,757	1,386	762	2,148
Total	2,568	3,912	6,480	2,775	4,046	6,821
Medical Devices —
Rhythm Management	994	950	1,944	851	915	1,766
Electrophysiology	943	1,091	2,034	841	983	1,824
Heart Failure	824	249	1,073	733	215	948
Vascular	831	1,381	2,212	787	1,325	2,112
Structural Heart	868	980	1,848	761	876	1,637
Neuromodulation	565	171	736	563	142	705
Diabetes Care	2,338	3,527	5,865	1,899	3,043	4,942
Total	7,363	8,349	15,712	6,435	7,499	13,934
Other	12	—	12	11	—	11
Total	$12,743	$20,126	$32,869	$11,982	$18,994	$30,976

Products sold by the Diagnostics segment include various types of diagnostic tests to detect the COVID-19 coronavirus. In the third quarter of 2025 and 2024, COVID-19 testing-related sales totaled $69 million and $265 million, respectively. In the first nine months of 2025 and 2024, Abbott’s COVID-19 testing-related sales totaled $208 million and $571 million, respectively.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 3 — Revenue (Continued)
Remaining Performance Obligations

As of September 30, 2025, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was $6.0 billion in the Diagnostic Products segment and $436 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 54 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.

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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2024	$568
Unearned revenue from cash received during the period	382
Revenue recognized related to contract liability balance	(300)
Balance at September 30, 2025	$650

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended September 30, 2025, and 2024, were $1.6 billion and for the nine months ended September 30, 2025, and 2024, were $4.7 billion and $4.2 billion, respectively.

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
September 30, 2025
(Unaudited)

Note 4 — Supplemental Financial Information (Continued)
Other, net in Net Cash From Operating Activities in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2025 includes $256 million of pension contributions and the payment of cash taxes of $1.5 billion. The first nine months of 2024 included $298 million of pension contributions and the payment of cash taxes of $1.2 billion.

The following summarizes the activity for the first nine months of 2025 related to the allowance for doubtful accounts as of September 30, 2025:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2024	$247
Provisions/charges to income	70
Amounts charged off and other deductions	(25)
Balance at September 30, 2025	$292

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

The components of long-term investments are as follows:

(in millions)	September 30, 2025	December 31, 2024
Long-term Investments:
Equity securities	$633	$553
Other	318	333
Total	$951	$886

The increase in Abbott’s Long-term Investments as of September 30, 2025, versus the balance as of December 31, 2024, primarily relates to additional investments and earnings from equity method investments, partially offset by the impairment of certain securities.

Abbott’s equity securities as of September 30, 2025, include $325 million of investments in mutual funds that are held in a rabbi trust. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of September 30, 2025, with a carrying value of $163 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of $118 million that do not have a readily determinable fair value.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)
Note 5 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2025	2024	2025	2024	2025	2024
Balance at June 30	$(5,955)	$(6,926)	$(555)	$(1,365)	$(66)	$156
Other comprehensive income (loss) before reclassifications	(136)	497	(11)	14	28	(148)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	11	(32)
Net current period comprehensive income (loss)	(136)	497	(11)	14	39	(180)
Balance at September 30	$(6,091)	$(6,429)	$(566)	$(1,351)	$(27)	$(24)

	Nine Months Ended September 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2025	2024	2025	2024	2025	2024
Balance at January 1	$(7,505)	$(6,504)	$(611)	$(1,376)	$210	$41
Other comprehensive income (loss) before reclassifications	1,414	(41)	45	19	(186)	(3)
Amounts reclassified from accumulated other comprehensive income	—	116	—	6	(51)	(62)
Net current period comprehensive income (loss)	1,414	75	45	25	(237)	(65)
Balance at September 30	$(6,091)	$(6,429)	$(566)	$(1,351)	$(27)	$(24)
The reclassification of $116 million out of Accumulated other comprehensive income (loss) in the nine months ended September 30, 2024, is included in the loss related to the sale of a non-core business included in Other (income) expense, net. Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 12 — Post-Employment Benefits for additional details.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $24.0 billion at September 30, 2025, and $23.1 billion at December 31, 2024. The amount of goodwill related to reportable segments at September 30, 2025, was $2.7 billion for the Established Pharmaceutical Products segment, $285 million for the Nutritional Products segment, $3.6 billion for the Diagnostic Products segment, and $17.4 billion for the Medical Devices segment. Foreign currency translation adjustments increased goodwill by $815 million in the first nine months of 2025. There were no reductions of goodwill relating to impairments in the first nine months of 2025.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 6 — Goodwill and Intangible Assets (Continued)
The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.5 billion as of September 30, 2025, and $27.1 billion as of December 31, 2024. Accumulated amortization was $22.8 billion and $21.3 billion as of September 30, 2025, and December 31, 2024, respectively. In the first nine months of 2025, intangible assets, net of amortization, increased $76 million due to foreign currency translation. Abbott’s estimated annual amortization expense for intangible assets is approximately $1.7 billion in 2025, $1.5 billion in 2026, $1.2 billion in 2027, $0.7 billion in 2028 and $0.6 billion in 2029.

Indefinite-lived intangible assets, which relate to in-process research and development (IPR&D), were $894 million and $784 million as of September 30, 2025, and December 31, 2024, respectively.

Note 7 — Restructuring Plans

In 2025, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostic and medical devices businesses. In the nine months ended September 30, 2025, Abbott recorded employee related severance and other charges of $197 million, of which $100 million was recorded in Cost of products sold, $38 million was recorded in Research and development, and $59 million was recorded in Selling, general, and administrative. Payments related to these actions totaled $57 million in the first nine months of 2025 and the remaining liabilities totaled $140 million at September 30, 2025. In addition, in the first nine months of 2025, Abbott recognized asset impairment charges of $25 million related to these restructuring plans.

In 2024 and 2023, Abbott management approved plans to restructure or streamline various operations in order to reduce costs in its medical devices, diagnostic, nutritional, and established pharmaceutical businesses, including the discontinuation of its ZonePerfect® product line in 2024. In addition, Abbott recognized asset impairment charges of $22 million related to these restructuring plans in the first nine months of 2024. The following summarizes the activity related to these restructuring actions and the status of the related accruals as of September 30, 2025:

(in millions)	Total
Accrued balance at December 31, 2024	$118
Payments and other adjustments	(69)
Accrued balance at September 30, 2025	$49

Note 8 — Incentive Stock Programs

In the first nine months of 2025, Abbott granted 1,482,667 stock options, 364,498 restricted stock awards, and 4,397,394 restricted stock units under its incentive stock program. At September 30, 2025, 51 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at September 30, 2025, is as follows:

	Outstanding	Exercisable
Number of shares	22,690,333	19,485,032
Weighted average remaining life (years)	4.7	4.1
Weighted average exercise price	$90.17	$84.79
Aggregate intrinsic value (in millions)	$995	$958

The total unrecognized share-based compensation cost at September 30, 2025, amounted to $577 million, which is expected to be recognized over the next three years.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)
Note 9 — Debt and Lines of Credit

On September 15, 2025, Abbott repaid the $500 million outstanding principal amount of its 3.875% Notes upon maturity. On March 17, 2025, Abbott repaid the $1.0 billion outstanding principal amount of its 2.95% Notes upon maturity.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates, primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.2 billion at September 30, 2025, and $7.0 billion at December 31, 2024, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of September 30, 2025, will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At September 30, 2025, and December 31, 2024, Abbott held the gross notional amounts of $12.7 billion and $16.2 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of $619 million and $583 million as of September 30, 2025, and December 31, 2024, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts with a notional amount totaling $1.2 billion at September 30, 2025, and $2.2 billion at December 31, 2024, to manage its exposure to changes in the fair value of fixed-rate debt. The decrease from December 31, 2024, was due to the maturity of $1.0 billion of interest rate hedge contracts in conjunction with long-term debt, both of which matured in March 2025. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the amounts and location of certain derivative and non-derivative financial instruments as of September 30, 2025, and December 31, 2024:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	September 30, 2025	December 31, 2024	Balance Sheet Caption	September 30, 2025	December 31, 2024	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$34	$51	Post-employment obligations, deferred income taxes and other long-term liabilities
Current	—	1	Prepaid expenses and other receivables	—	—	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	30	243	Prepaid expenses and other receivables	247	19	Other accrued liabilities
Others not designated as hedges	25	147	Prepaid expenses and other receivables	57	112	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	619	583	Long-term debt
	$55	$391		$957	$765

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$33	$(199)	$(270)	$39	$(13)	$42	$74	$85	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	16	(73)	(36)	(26)	—	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	—	24	17	28	Interest expense

Gains of $9 million and losses of $89 million were recognized in the three months ended September 30, 2025, and 2024, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Gains of $44 million and $46 million were recognized in the nine months ended September 30, 2025, and 2024, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of September 30, 2025, and December 31, 2024, are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	September 30, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$633	$633	$553	$553
Other	318	318	333	333
Total Long-term Debt	(12,941)	(12,839)	(14,125)	(13,710)
Foreign Currency Forward Exchange Contracts:
Receivable position	55	55	390	390
(Payable) position	(304)	(304)	(131)	(131)
Interest Rate Hedge Contracts:
Receivable position	—	—	1	1
(Payable) position	(34)	(34)	(51)	(51)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2025:
Equity securities	$352	$352	$—	$—
Foreign currency forward exchange contracts	55	—	55	—
Total Assets	$407	$352	$55	$—

Fair value of hedged long-term debt	$1,126	$—	$1,126	$—
Interest rate swap derivative financial instruments	34	—	34	—
Foreign currency forward exchange contracts	304	—	304	—
Contingent consideration related to business combinations	1	—	—	1
Total Liabilities	$1,465	$—	$1,464	$1

December 31, 2024:
Equity securities	$323	$323	$—	$—
Interest rate swap derivative financial instruments	1	—	1	—
Foreign currency forward exchange contracts	390	—	390	—
Total Assets	$714	$323	$391	$—

Fair value of hedged long-term debt	$2,096	$—	$2,096	$—
Interest rate swap derivative financial instruments	51	—	51	—
Foreign currency forward exchange contracts	131	—	131	—
Contingent consideration related to business combinations	38	—	—	38
Total Liabilities	$2,316	$—	$2,278	$38

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
September 30, 2025
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

Abbott has been named as a defendant in a number of lawsuits alleging that its preterm infant formula and human milk fortifier products that contain cow’s milk ingredients cause an intestinal disease known as necrotizing enterocolitis (NEC) and inadequately warn about the risk of NEC. These lawsuits claim that certain preterm infants suffered injury or death as a result of contracting NEC. Two cases have gone to trial. In a Missouri state case, a jury awarded a plaintiff $495 million in damages. In a second Missouri state court case, a jury found in Abbott’s favor, and the judge later ordered a new trial in that matter. The two Missouri cases are on appeal. In the first three federal Multidistrict Litigation (MDL) “bellwether” cases, the U.S. District Court for the Northern District of Illinois granted summary judgment in favor of Abbott. The plaintiff in the first case has filed an appeal. Abbott stands by its products and the information it provided about them. Abbott does not believe that it is probable that a material loss will be incurred related to these lawsuits and therefore, no reserves have been recorded. Given the uncertainty as to the possible outcome in each of these lawsuits, Abbott is unable to reasonably estimate a range of possible loss related to these lawsuits.

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $5 million to $15 million. The recorded accrual balance at September 30, 2025, for these proceedings and exposures was approximately $10 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the cases discussed in the second paragraph of this note, the resolution of which could be material to Abbott's financial position, cash flows or results of operations.

Note 12 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net periodic benefit costs, other than service costs, are recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings. Net costs recognized for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans are as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Service cost - benefits earned during the period	$55	$61	$162	$182	$11	$9	$32	$29
Interest cost on projected benefit obligations	124	118	369	352	17	13	51	40
Expected return on plan assets	(282)	(263)	(841)	(788)	(7)	(6)	(20)	(18)
Net amortization of:
Actuarial loss, net	2	6	6	18	—	—	—	(1)
Prior service cost (credit)	—	—	1	1	(2)	(3)	(7)	(10)
Net cost (credit)	$(101)	$(78)	$(303)	$(235)	$19	$13	$56	$40

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 12 — Post-Employment Benefits (Continued)
Abbott funds its domestic defined benefit plans according to U.S. Internal Revenue Service (IRS) funding limitations. International pension plans are funded according to similar regulations. In the first nine months of 2025 and 2024, $256 million and $298 million, respectively, were contributed to defined benefit plans. In the first nine months of 2025 and 2024, $75 million and $28 million were contributed, respectively, to the post-employment medical and dental plans.

Note 13 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2025 and 2024, taxes on earnings include $91 million and $44 million, respectively, in excess tax benefits associated with share-based compensation. In the first nine months of 2025, taxes on earnings includes approximately $460 million of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In the first nine months of 2025 and 2024, taxes on earnings also included approximately $90 million of net tax benefit and $35 million of net tax expense, respectively, as the result of the resolution of various tax positions related to prior years.

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

Abbott intends to vigorously defend its filing positions through ongoing discussions with the IRS, the IRS independent appeals process, and/or through litigation, as necessary. Abbott reserves for uncertain tax positions related to unresolved matters with the IRS and other taxing authorities. Abbott continues to believe that its reserves for uncertain tax positions are appropriate.

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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)
Note 14 — Segment Information

Abbott’s principal business is the discovery, development, manufacture, and sale of a broad line of healthcare products. Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, healthcare facilities, laboratories, physicians’ offices, and government agencies throughout the world.

Abbott’s reportable segments are as follows:

Established Pharmaceutical Products — International sales of a broad line of branded generic pharmaceutical products.

Nutritional Products — Worldwide sales of a broad line of adult and pediatric nutritional products.

Diagnostic Products — Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories, and alternate-care testing sites. For segment reporting purposes, the Core Laboratory Diagnostics, Rapid Diagnostics, Molecular Diagnostics, and Point of Care Diagnostics businesses are aggregated and reported as the Diagnostic Products segment.

Medical Devices — Worldwide sales of rhythm management, electrophysiology, heart failure, vascular, structural heart, neuromodulation, and diabetes care products. For segment reporting purposes, the Rhythm Management, Electrophysiology, Heart Failure, Vascular, Structural Heart, Neuromodulation, and Diabetes Care businesses are aggregated and reported as the Medical Devices segment.

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
September 30, 2025
(Unaudited)

Note 14 — Segment Information (Continued)
The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers		Cost of Products Sold		Research and Development		Selling, General and Administrative		Operating Earnings
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Established Pharmaceuticals	$1,511	$1,406	$(714)	$(644)	$(42)	$(46)	$(364)	$(336)	$391	$380
Nutritionals	2,153	2,066	(1,223)	(1,151)	(55)	(53)	(515)	(550)	360	312
Diagnostics	2,253	2,412	(1,290)	(1,280)	(150)	(165)	(413)	(409)	400	558
Medical Devices	5,448	4,747	(1,767)	(1,605)	(462)	(408)	(1,390)	(1,221)	1,829	1,513
Total	$11,365	$10,631	$(4,994)	$(4,680)	$(709)	$(672)	$(2,682)	$(2,516)	$2,980	$2,763
Other	4	4
Net sales	$11,369	$10,635
Corporate functions and plan benefit costs									(84)	(140)
Net interest expense									(44)	(51)
Share-based compensation (a)									(120)	(117)
Amortization of Intangible assets									(420)	(470)
Other, net (b)									(132)	(45)
Earnings before Taxes									$2,180	$1,940

	Net Sales to External Customers		Cost of Products Sold		Research and Development		Selling, General and Administrative		Operating Earnings
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Established Pharmaceuticals	$4,154	$3,926	$(1,914)	$(1,819)	$(127)	$(131)	$(1,078)	$(1,014)	$1,035	$962
Nutritionals	6,511	6,284	(3,502)	(3,387)	(161)	(158)	(1,676)	(1,677)	1,172	1,062
Diagnostics	6,480	6,821	(3,666)	(3,671)	(455)	(482)	(1,228)	(1,206)	1,131	1,462
Medical Devices	15,712	13,934	(5,123)	(4,779)	(1,293)	(1,155)	(4,062)	(3,620)	5,234	4,380
Total	$32,857	$30,965	$(14,205)	$(13,656)	$(2,036)	$(1,926)	$(8,044)	$(7,517)	$8,572	$7,866
Other	12	11
Net sales	$32,869	$30,976
Corporate functions and plan benefit costs									(177)	(286)
Net interest expense									(143)	(170)
Share-based compensation (a)									(551)	(562)
Amortization of Intangible assets									(1,260)	(1,413)
Other, net (b)									(333)	(452)
Earnings before Taxes									$6,108	$4,983
______________________________________

(a)	Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)
Other, net for the three and nine months ended September 30, 2025 and 2024, includes charges related to restructurings. For the nine months ended September 30, 2025, Other, net includes a fair value adjustment to a contingent consideration. Other, net for the three and nine months ended September 30, 2024, includes charges related to impairment of IPR&D and costs related to business integration. Other, net for the nine months ended September 30, 2024, includes a loss on the divestiture of a non-core business.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 14 — Segment Information (Continued)

	Depreciation		Additions to Property and Equipment
	Three Months Ended September 30,		Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Established Pharmaceuticals	$28	$23	$38	$52
Nutritionals	47	38	71	106
Diagnostics	136	129	168	183
Medical Devices	97	87	140	151
Total Reportable Segments	308	277	417	492
Other	63	54	70	77
Total	$371	$331	$487	$569

	Depreciation		Additions to Property and Equipment
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Established Pharmaceuticals	$76	$71	$110	$118
Nutritionals	133	116	231	282
Diagnostics	397	387	469	475
Medical Devices	279	261	441	444
Total Reportable Segments	885	835	1,251	1,319
Other	179	163	192	194
Total	$1,064	$998	$1,443	$1,513

	Total Assets
(in millions)	As of September 30, 2025	As of December 31, 2024
Established Pharmaceuticals	$3,730	$3,087
Nutritionals	4,891	4,404
Diagnostics	8,201	7,678
Medical Devices	10,576	9,472
Total Reportable Segment Assets	$27,398	$24,641
Cash and investments	8,684	8,853
Goodwill and intangible assets	29,569	29,755
All other (c)	18,530	18,165
Total Assets	$84,181	$81,414

(c)	As of September 30, 2025, and December 31, 2024, all other includes the long-term assets associated with the defined benefit plans and certain deferred tax assets.

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

	Net Sales to External Customers
(in millions)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,511	$1,406	7.5%	0.4%	7.1%
Nutritional Products	2,153	2,066	4.2	0.2	4.0
Diagnostic Products	2,253	2,412	(6.6)	1.2	(7.8)
Medical Devices	5,448	4,747	14.8	2.3	12.5
Total Reportable Segments	11,365	10,631	6.9	1.4	5.5
Other	4	4	n/m	n/m	n/m
Net Sales	$11,369	$10,635	6.9	1.4	5.5

Total U.S.	$4,299	$4,202	2.3	—	2.3

Total International	$7,070	$6,433	9.9	2.3	7.6

	Net Sales to External Customers
(in millions)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$4,154	$3,926	5.8%	(1.7)%	7.5%
Nutritional Products	6,511	6,284	3.6	(0.9)	4.5
Diagnostic Products	6,480	6,821	(5.0)	(0.2)	(4.8)
Medical Devices	15,712	13,934	12.8	0.4	12.4
Total Reportable Segments	32,857	30,965	6.1	(0.3)	6.4
Other	12	11	n/m	n/m	n/m
Net Sales	$32,869	$30,976	6.1	(0.3)	6.4

Total U.S.	$12,743	$11,982	6.4	—	6.4

Total International	$20,126	$18,994	6.0	(0.4)	6.4
___________________________________

Notes:	In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
n/m = Percent change is not meaningful

The 5.5 percent increase in total net sales during the third quarter of 2025, excluding the impact of foreign exchange, primarily reflected higher product sales in the Medical Devices and Established Pharmaceutical Products segments. Diagnostic Products sales continued to be impacted by the decline in COVID-19 testing-related sales and challenging market conditions in China, including the impact of volume-based procurement programs. COVID-19 testing-related sales were $69 million in the third quarter of 2025 compared to $265 million in the third quarter of 2024. Abbott’s net sales were favorably impacted by changes in foreign exchange rates in the third quarter as the relatively weaker U.S. dollar increased total international sales by 2.3 percent and total sales by 1.4 percent.

The 6.4 percent increase in total net sales during the first nine months of 2025, excluding the impact of foreign exchange, reflected sales growth in the Medical Devices and Established Pharmaceutical Products segments, fueled by sales of recently launched products, as well as higher sales of existing products. Diagnostic Products sales growth continued to be impacted by the decline in COVID-19 testing-related sales and challenging market conditions in China, including the impact of volume-based procurement programs. COVID-19 testing-related sales totaled $208 million during the first nine months of 2025 and $571 million during the first nine months of 2024. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first nine months as the relatively stronger U.S. dollar at the beginning of the year decreased total international sales by 0.4 percent and total sales by 0.3 percent.

The table below provides detail by sales category for the nine months ended September 30. Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	September 30, 2025	September 30, 2024	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$3,121	$2,910	7.3%	(2.4)%	9.7%
Other Emerging Markets	1,033	1,016	1.7	0.5	1.2

Nutritional Products —
International Pediatric Nutritionals	1,377	1,377	—	(1.8)	1.8
U.S. Pediatric Nutritionals	1,695	1,646	3.0	—	3.0
International Adult Nutritionals	2,334	2,146	8.8	(1.4)	10.2
U.S. Adult Nutritionals	1,105	1,115	(0.9)	—	(0.9)

Diagnostic Products —
Core Laboratory	3,899	3,848	1.3	(0.3)	1.6
Molecular	376	384	(2.0)	—	(2.0)
Point of Care	448	441	1.7	(0.1)	1.8
Rapid Diagnostics	1,757	2,148	(18.2)	(0.2)	(18.0)

Medical Devices —
Rhythm Management	1,944	1,766	10.1	0.4	9.7
Electrophysiology	2,034	1,824	11.5	0.2	11.3
Heart Failure	1,073	948	13.2	0.3	12.9
Vascular	2,212	2,112	4.7	0.1	4.6
Structural Heart	1,848	1,637	12.9	0.4	12.5
Neuromodulation	736	705	4.4	(0.1)	4.5
Diabetes Care	5,865	4,942	18.7	0.6	18.1

In the first nine months of 2025, total Established Pharmaceutical Products sales, excluding the impact of foreign exchange, increased 7.5 percent. Excluding the unfavorable effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 9.7 percent in the first nine months of 2025, led by higher revenue in several countries and across several therapeutic areas, including cardiometabolic, gastroenterology, and central nervous system/pain management. Other Emerging Markets, excluding the effect of foreign exchange, increased 1.2 percent in the first nine months of 2025.

Excluding the impact of foreign exchange, total Nutritional Products sales in the first nine months of 2025 increased 4.5 percent. In U.S. Pediatric Nutritionals, the 3.0 percent increase in sales in the first nine months of 2025 reflects growth of infant formula and Pedialyte® product sales, partially offset by a decrease in PediaSure® product sales. Excluding the effect of foreign exchange, International Pediatric Nutritionals sales increased 1.8 percent in the first nine months of 2025.

In the first nine months of 2025, U.S. Adult Nutritionals sales decreased 0.9 percent as a result of lower Ensure® product sales and the discontinuation of the ZonePerfect® product line in March 2024. In the first nine months of 2025, International Adult Nutritionals sales, excluding the effect of foreign exchange, increased 10.2 percent due to growth of Ensure and Glucerna® product sales.

In the first nine months of 2025, Diagnostic Products sales decreased 4.8 percent, excluding the impact of foreign exchange, and increased 0.6 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales. In the first nine months of 2025 and 2024, Abbott’s COVID-19 testing-related sales totaled $208 million and $571 million, respectively.

In Core Laboratory, sales increased 1.6 percent in the first nine months of 2025, excluding the effect of foreign exchange, driven by continued growth of Alinity® product sales outside of China, partially offset by lower sales in China due to the impact of challenging market conditions. In Rapid Diagnostics, sales decreased 18.0 percent in the first nine months of 2025, excluding the effect of foreign exchange, primarily due to lower demand for COVID-19 tests.

Excluding the effect of foreign exchange, total Medical Devices sales increased 12.4 percent in the first nine months of 2025, led by double-digit growth in Diabetes Care, Heart Failure, Structural Heart, and Electrophysiology. Higher Diabetes Care sales were driven by continued growth in Abbott's continuous glucose monitoring (CGM) systems. CGM systems sales totaled $5.6 billion and $4.7 billion in the first nine months of 2025 and 2024, respectively. Excluding the effect of foreign exchange, CGM systems sales increased 19.4 percent in the first nine months of 2025.

In Heart Failure, the 12.9 percent increase in sales, excluding the effect of foreign exchange, primarily reflects growth in chronic and acute pump products and related accessories. In Structural Heart, the 12.5 percent increase in sales, excluding the effect of foreign exchange, primarily reflects growth in TriClip® and Navitor® products. In Electrophysiology, the 11.3 percent increase in sales, excluding the effect of foreign exchange, primarily reflects higher procedure volumes and increased demand for Abbott's portfolio of products designed to diagnose and treat cardiac arrhythmias. In Rhythm Management, the 9.7 percent sales increase in the first nine months of 2025, excluding the impact of foreign exchange, was primarily due to growth in Aveir® leadless pacemakers, partially offset by a decrease in traditional pacemaker and implantable cardioverter defibrillator sales.

In March 2025, Abbott obtained CE Mark for its Volt™ Pulsed Field Ablation (PFA) System to treat patients with atrial fibrillation. In May 2025, Abbott announced U.S. Food and Drug Administration (FDA) approval of the company's Tendyne™ transcatheter mitral valve replacement (TMVR) system to treat people with mitral valve disease. In July 2025, Abbott received regulatory approval in Japan for TriClip, a minimally invasive treatment option for patients with tricuspid regurgitation, or a leaky tricuspid heart valve. In August 2025, Abbott obtained CE Mark for an expanded indication for the company's Navitor® transcatheter aortic valve implantation (TAVI) system to treat people with symptomatic, severe aortic stenosis who are at low or intermediate risk for open-heart surgery.

The gross profit margin percentage was 51.7 percent for the third quarter of 2025, compared to 51.4 percent for the third quarter of 2024, and 52.4 percent for the first nine months of 2025 compared to 51.0 percent for the first nine months of 2024. The increase in the first nine months of 2025 reflects the favorable impact of gross margin improvement initiatives, partially offset by higher costs, including tariffs, and the unfavorable impact of foreign exchange.

Research and development (R&D) expenses increased $53 million to $766 million, or 7.5 percent, in the third quarter of 2025, and increased $112 million to $2.2 billion, or 5.4 percent, in the first nine months of 2025 compared to the prior year. The increase in R&D expenses in the first nine months of 2025 was primarily driven by higher spending on various projects.

Selling, general, and administrative (SG&A) expenses increased $156 million to $3.1 billion, or 5.4 percent, in the third quarter of 2025, and increased $413 million to $9.2 billion, or 4.7 percent, in the first nine months of 2025 compared to the prior year due to higher selling and marketing spending to drive growth across various businesses.

Restructuring Plans

In 2025, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostic and medical devices businesses. In the nine months ended September 30, 2025, Abbott recorded employee related severance and other charges of $197 million, of which $100 million was recorded in Cost of products sold, $38 million was recorded in Research and development, and $59 million was recorded in Selling, general, and administrative. Payments related to these actions totaled $57 million in the first nine months of 2025 and the remaining liabilities totaled $140 million at September 30, 2025. In addition, in the first nine months of 2025, Abbott recognized asset impairment charges of $25 million related to these restructuring plans.

Other (Income) Expense, net

Other (income) expense, net increased from $121 million of income in the third quarter of 2024 to $150 million of income in the third quarter of 2025 and increased from $222 million of income in the first nine months of 2024 to $414 million of income in the first nine months of 2025. The increase in the third quarter of 2025 reflects higher income associated with the non-service cost components of net pension and post-retirement medical benefit costs and lower investment impairments. The increase in the first nine months of 2025 is primarily due to the recognition of a $143 million loss on the sale of a non-core business related to the Established Pharmaceutical Products segment in the second quarter of 2024. The increase in the first nine months of 2025 also reflects lower investment impairments and higher income associated with the non-service cost components of net pension and post-retirement medical benefit costs, partially offset by changes in the fair value of contingent consideration liabilities related to previous business combinations.

Interest Expense, net

Interest expense, net decreased by $7 million to $44 million in the third quarter of 2025 and decreased by $27 million to $143 million in the first nine months of 2025. In the third quarter and the first nine months of 2025, interest expense decreased primarily as a result of the repayment of long-term debt in November 2024 and March 2025.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2025 and 2024, taxes on earnings include $91 million and $44 million, respectively, in excess tax benefits associated with share-based compensation. In the first nine months of 2025, taxes on earnings includes approximately $460 million of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In the first nine months of 2025 and 2024, taxes on earnings also included approximately $90 million of net tax benefit and $35 million of net tax expense, respectively, as the result of the resolution of various tax positions related to prior years.

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

Abbott intends to vigorously defend its filing positions through ongoing discussions with the IRS, the IRS independent appeals process, and/or through litigation, as necessary. Abbott reserves for uncertain tax positions related to unresolved matters with the IRS and other taxing authorities. Abbott continues to believe that its reserves for uncertain tax positions are appropriate.

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

Liquidity and Capital Resources

The decrease in cash and cash equivalents from $7.6 billion at December 31, 2024, to $7.5 billion at September 30, 2025, reflects the repayments of debt in September and March 2025 of $500 million and $1.0 billion, respectively, and the payment of dividends and capital expenditures in the first nine months of 2025, partially offset by cash generated from operations. Working capital was $10.3 billion at September 30, 2025, and $9.5 billion at December 31, 2024. The increase in working capital in 2025 primarily reflects increases in trade receivables and inventory.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first nine months of 2025 totaled $6.3 billion, an increase of $561 million from the prior year, primarily due to higher segment operating earnings. In the first nine months of 2025, Net cash from operating activities included $256 million of pension contributions and the payment of cash taxes of $1.5 billion. Net cash from operating activities in the first nine months of 2024 included $298 million of pension contributions and the payment of cash taxes of $1.2 billion.

At September 30, 2025, Abbott’s long-term debt rating was AA- by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.

On September 15, 2025, Abbott repaid the $500 million outstanding principal amount of its 3.875% Notes upon maturity. On March 17, 2025, Abbott repaid the $1.0 billion outstanding principal amount of its 2.95% Notes upon maturity.

In October 2024, the board of directors authorized the repurchase of up to $7 billion of Abbott common shares, from time to time. This authorization was in addition to the unused portion of the share repurchase program authorized in December 2021. In the third quarter of 2025, Abbott repurchased 2.4 million of its common shares for $303 million, which fully utilized the $293 million authorization remaining under the December 2021 share repurchase program, and a portion of the October 2024 repurchase program.

In each of the first three quarters of 2025, Abbott declared a quarterly dividend of $0.59 per share on its common shares, which represents an increase of 7.3 percent over the $0.55 per share dividend declared in each of the first three quarters of 2024.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world. Abbott expects debate to continue over the availability, method of delivery, and payment for healthcare products and services. It is not possible to predict the extent to which Abbott or the healthcare industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

(b)Changes in internal control over financial reporting. During the quarter ended September 30, 2025, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), including those described below (as of September 30, 2025, except where noted below). While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

In the 2024 Form 10-K, Abbott reported that it is a defendant in numerous lawsuits alleging that preterm infants developed necrotizing enterocolitis as a result of being administered Abbott’s preterm infant formula products. Abbott further reported in the 2024 10-K that in April 2022, the U.S. Judicial Panel on Multidistrict Litigation ordered all federal court cases consolidated for pretrial purposes in the U.S. District Court for the Northern District of Illinois. The U.S. District Court for the Northern District of Illinois granted summary judgment in favor of Abbott in each of the second and third "bellwether" cases in August and October 2025, respectively.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	2,425,000	(1)	$124.76	2,425,000	$6,990,672,440	(2)
August 1, 2025 - August 31, 2025	—	(1)	—	—	6,990,672,440	(2)
September 1, 2025 - September 30, 2025	—	(1)	—	—	6,990,672,440	(2)
Total	2,425,000	(1)	$124.76	2,425,000	$6,990,672,440	(2)
____________________________________
1.These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.
2.On December 10, 2021, the board of directors authorized the repurchase of up to $5 billion of Abbott common shares, from time to time (the "2021 Plan"). On October 11, 2024, the board of directors authorized the repurchase of up to $7 billion of Abbott common shares, from time to time (the "2024 Plan"). The 2024 Plan was in addition to the unused portion of the 2021 Plan. The amount available for repurchase under the remaining portion of the 2021 Plan has been fully utilized as part of the share repurchases in the third quarter of 2025.

Item 6.     Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ PHILIP P. BOUDREAU
Philip P. Boudreau
Executive Vice President, Finance and Chief Financial Officer

Date: October 29, 2025