Form 10-K
period 2025-12-31
ABBOTT LABORATORIES
filed 2026-02-20
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
______________________________________________
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_______________________________________________________

For the fiscal year ended December 31, 2025	Commission file number 1-2189
Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (224) 667-6100 (telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	ABT	New York Stock Exchange NYSE Texas
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒
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
The aggregate market value of the 1,707,001,363 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories’ most recently completed second fiscal quarter (June 30, 2025), was $232,169,255,381. Abbott has no non-voting common equity. Number of common shares outstanding as of January 31, 2026: 1,737,682,887
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2026 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 13, 2026.

PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
Abbott Laboratories is an Illinois corporation, incorporated in 1900. Abbott’s* principal business is the discovery, development, manufacture, and sale of a broad and diversified line of healthcare products.
On November 19, 2025, Abbott entered into a definitive agreement to acquire Exact Sciences Corporation (Exact Sciences), which is expected to enable Abbott to enter the cancer diagnostics market. The acquisition is subject to customary closing conditions, including the approval of Exact Sciences shareholders and obtaining the required regulatory clearances.
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
•women’s health products, including Duphaston™, for the treatment of gynecological disorders; and Femoston™, a hormone replacement therapy for postmenopausal women;
•cardiovascular and metabolic products, including Lipanthyl™ and TriCor™, for the treatment of dyslipidemia and diabetic retinopathy; Omacor™, for the treatment of hypertriglyceridemia; Physiotens™, for the treatment of hypertension; and Synthroid™, for the treatment of hypothyroidism;
•pain and central nervous system products, including Serc™, for the treatment of Ménière’s disease and vestibular vertigo; Brufen™, for the treatment of pain, fever, and inflammation; and Sevedol™, for the treatment of severe migraines;
•respiratory drugs and vaccines, including the anti-infective clarithromycin (sold under the trademarks Klacid™, Claribid™, and Klaricid™); and Influvac™, an influenza vaccine; and
•biologic products, which include biosimilars in the areas of oncology, immunology, and women's health.
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
Diagnostic Products
These products include a broad line of diagnostic systems and tests manufactured, marketed, and sold worldwide. These products are generally marketed and sold directly to blood banks, hospitals, commercial laboratories, clinics, physicians’ offices, retailers, government agencies, alternate care testing sites, and plasma protein therapeutic companies from Abbott-owned distribution centers, public warehouses or third-party distributors.
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
•rapid diagnostics lateral flow testing products in the area of infectious diseases such as SARS-CoV-2, including the BinaxNOW® and Panbio® rapid testing platforms, influenza, HIV, hepatitis, and tropical diseases such as malaria and dengue fever; molecular point-of-care testing for HIV, including the m-PIMA® HIV-1/2 Viral Load Test, and for SARS-CoV-2 and influenza A & B, RSV and strep A, including the ID NOW® rapid molecular system; cardiometabolic testing, including Afinion® and Cholestech LDX® platforms and tests; and a toxicology business for drug and alcohol testing; and
•informatics and automation solutions for use in various care settings, including laboratory automation systems such as the GLP systems Track™, AlinIQ®, a suite of informatics tools and professional services, the Indexor® system for pre-analytics sample traceability, and the RALS® point-of-care solution.
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
•adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® NutriVigor™, Ensure® Max Protein, Ensure® High Protein, Glucerna®, Glucerna Hunger Smart®, ProSure™, PediaSure®, PediaSure® Peptide, Juven®, Abound™, and Pedialyte®; and

•nutritional products used in enteral feeding in healthcare institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, Freego™ (Enteral Pump) and Freego™ sets, Nepro®, and Vital®.
Primary marketing efforts for nutritional products are directed toward consumers or physicians or other healthcare professionals. In addition, nutritional products are also promoted directly to the public by consumer marketing efforts in markets where permitted.
Competition for nutritional products in the segment is generally from other diversified consumer and healthcare manufacturers. Competitive factors include consumer preferences, advertising, formulation, packaging, scientific innovation, price, retail distribution, and availability of product forms. A significant aspect of competition is the search for ingredient innovations. The introduction of new products by competitors, changes in medical practices and procedures, and regulatory changes can result in product obsolescence. In addition, private label and local manufacturers’ products may increase competitive pressure.
Medical Devices
These products include a broad line of rhythm management, electrophysiology, heart failure, vascular, and structural heart devices for the treatment of cardiovascular diseases, and diabetes care and continuous glucose monitoring (CGM) products, as well as neuromodulation devices for the management of chronic pain and movement disorders. Medical devices are manufactured, marketed and sold worldwide. In the United States, depending upon the product, medical devices are generally marketed and sold directly to wholesalers, hospitals, ambulatory surgery centers, physicians’ offices, consumers, and distributors from Abbott-owned distribution centers, public warehouses or third-party distributors. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.
The principal products included in the Medical Devices segment are:

•rhythm management products, including Assurity MRI® and Endurity MRI® pacemaker systems, and Aveir® single-chamber (VR and AR) and Aveir® dual chamber (DR) leadless pacemaker systems; Ellipse®, Fortify Assura®, and Gallant® implantable cardioverter defibrillators (ICD) and Gallant and Quadra Assura MP® ICD with cardiac resynchronization therapy and MultiPoint® Pacing technology; and Confirm Rx®, Jot Dx® and ASSERT-IQ® implantable cardiac monitors;
•electrophysiology products, including the Volt® Pulsed Field Ablation System, the TactiFlex® and TactiCath® families of ablation catheters, including the TactiFlex™ Duo Ablation Catheter, Sensor Enabled™, and FlexAbility® irrigated ablation catheters; the EnSite® family of cardiac mapping systems; Agilis® NxT and Swartz™ introducer catheters; the Advisor® HD Grid mapping catheter; and the ViewFlex® family of intracardiac echocardiography catheters;
•heart failure related products, including the HeartMate® left ventricular assist device family; the CardioMEMS® HF System pulmonary artery sensor, a heart failure monitoring system; the CentriMag® System, an acute mechanical circulatory support system; and patient self-testing products and services;
•vascular products, including the XIENCE® family of drug-eluting coronary stent systems developed on the Multi-Link Vision® platform; StarClose SE®, Perclose ProGlide® and Perclose ProStyle® vessel closure devices, TREK® coronary balloon dilatation products, Hi-Torque Balance Middleweight Universal II® guidewires, Supera® Peripheral Stent System, a peripheral vascular stent system; Acculink® and Xact®/Emboshield NAV6®, carotid stent systems; the OPTIS® integrated systems with Ultreon® 1.0 and 2.0 Software, compatible with the Dragonfly OPTIS® and Dragonfly OpStar® imaging catheters and PressureWire® fractional flow reserve measurement systems; Diamondback 360® coronary and peripheral orbital atherectomy systems; and the Esprit™ BTK everolimus eluting resorbable scaffold system;
•structural heart products, including MitraClip®, a mitral valve transcatheter edge-to-edge repair system; TriClip®, a tricuspid valve transcatheter edge-to-edge repair system; Epic®, a surgical family of aortic valve and mitral valve replacement devices; Navitor® transcatheter aortic heart valves; Regent™ and Masters Series™ mechanical heart valves; Amplatzer® PFO occluders; Amplatzer Amulet® occluder devices; and the Tendyne® transcatheter mitral valve replacement system;
•continuous glucose and blood glucose monitoring systems under the FreeStyle® and Libre® brands such as the FreeStyle Libre® system, including sensors, data management decision software, test strips, and accessories for people with diabetes; and the Lingo® CGM system, including sensors and data management decision software for people’s health and wellness; and

•neuromodulation products, including spinal cord stimulators Proclaim® Plus and Proclaim® XR recharge-free implantable pulse generators (IPG) and rechargeable Eterna® IPG, each with BurstDR® stimulation, and Proclaim® DRG IPG, a neurostimulation device designed for dorsal root ganglion therapy, for the treatment of chronic pain disorders; and the non-rechargeable Infinity® deep brain stimulation (DBS) system and the rechargeable Liberta RC® DBS system, each with directional lead technology for the treatment of movement disorders.
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
Patents, Trademarks, and Licenses
Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott’s products in the United States and countries of interest to Abbott. Abbott owns or has licenses under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 4. These, and various patents that expire during the period from 2026 to 2046, in the aggregate, are believed to be of material importance in the operation of Abbott’s business. Abbott believes that no single patent, license, or trademark is material in relation to Abbott’s business as a whole.
Seasonal Aspects, Customers, and Renegotiation
There are no significant seasonal aspects to Abbott’s business. Abbott has no single customer that, if the customer was lost, would have a material adverse effect on Abbott. No material portion of Abbott’s business is subject to renegotiation of profits or termination of contracts at the election of a government.
Environmental Matters
Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal, state, and various other countries’ environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott’s capital and operating expenditures for pollution control in 2025 were not material and are not expected to be material in 2026.
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
Human Capital
The sustainability of Abbott’s business depends on attracting, engaging and developing talented people with a variety of perspectives who share Abbott’s mission to help people live their healthiest possible lives. Abbott provides its employees opportunities to grow and develop their careers, market competitive compensation and benefit programs, and the satisfaction of being part of a global company dedicated to improving health in more than 160 countries.
As of December 31, 2025, Abbott employed approximately 115,000 people, 69% of whom were employed outside of the U.S. Women represented 47% of Abbott’s U.S. workforce, 46% of its global workforce, and 44% of its managers.

Talent Management
Abbott has an integrated global talent management process that is designed to identify and assess talent across the organization and provide equal and consistent opportunities for employees to develop their skills. All levels of employees participate in Abbott’s annual performance management process to create development plans that support their particular career objectives, and Abbott provides a broad range of training, mentoring and other development opportunities to help its employees meet these objectives. The Board of Directors conducts an annual Talent Management Review, focusing on development of talent and succession planning for critical positions. Similar reviews take place across Abbott to develop talent across the organization.
Our Culture
Creating a culture of belonging is inherent to Abbott's business, from its leadership and benefits to its employee networks and programs. Abbott is committed to fostering a workplace environment that allows its employees to reach their full potential. Abbott ties executive compensation to human capital management to sustain an inclusive culture and the fair and balanced treatment of Abbott’s employees.
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
Abbott offers professional development programs, which provide recent college graduates the opportunity to rotate through different areas of Abbott, often with the chance to work outside their home country. Also, Abbott hosts hundreds of college students for paid internships. Further, Abbott has offered a STEM internship program for high school students in the U.S. since 2012 and since 2021, students who complete the program receive a college credit recommendation from the American Council on Education. The program’s objective is to increase the number of students pursuing STEM-related careers and advance the pipeline for Abbott.
Health and Safety
The health, safety and wellness of its employees is an Abbott priority embedded at every level of its business. Abbott’s integrated Environmental, Health and Safety organization governs health, safety and wellness at Abbott’s facilities. Abbott also maintains global policies and standards for managing employee health and safety.
Abbott takes a holistic approach to employee well-being. Abbott’s global wellness programs are designed to meet the unique needs of employees across businesses and geographies and offer a wide range of programs, including supporting the emotional, physical, and financial health of employees and their families. For example, for over 20 years, Abbott has annually offered Exercise Across Abbott, which is a four-week physical wellness program that encourages employees to team up with colleagues and track how many minutes they exercise each day. Over 50,000 Abbott employees across 84 countries took part in 2025.
Compensation and Benefits
Abbott is committed to building, retaining, and motivating a talent pipeline that can meet the current and future needs of its businesses. To that end, Abbott provides market competitive compensation, healthcare benefits, continuing education benefits, retirement plans, financial support for employees with student loan debt, and several programs to facilitate employees building an ownership stake in Abbott, including a global long-term incentive program for employees generally beginning at the manager level. Abbott also has procedures and processes focused on ensuring employees receive equitable compensation, regardless of race or gender or other personal characteristics.

Regulation
The development, manufacture, marketing, sale, promotion, and distribution of Abbott’s products are subject to comprehensive government regulation by the U.S. Food and Drug Administration (FDA) and similar national and international regulatory agencies. Government regulation by various international, supranational, federal and state agencies addresses (among other matters) the development and approval to market Abbott’s products, as well as the inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, post-market changes to products, labeling, packaging, raw materials, supply chains, marketing and promotion, pricing and reimbursement, sampling, distribution, quality control, post-market surveillance, record keeping, storage, and product design and disposal practices. In addition, Abbott’s laboratories and associated testing services are subject to comprehensive government regulation, including registration, certification, and licensure, by federal, state, and local agencies, such as the Centers for Medicare & Medicaid Services, the Drug Enforcement Administration, the Substance Abuse and Mental Health Services Administration, and their respective foreign counterparts. Certain of these agencies require Abbott's laboratories to meet quality assurance, quality control, and personnel standards and undergo inspections.
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
Compliance with these laws and regulations is costly and materially affects Abbott’s business. Among other effects, regulations and significant changes thereto substantially increase the time, difficulty, and costs incurred in developing, obtaining and maintaining approval to market, and marketing newly developed and existing products. Abbott expects this regulatory environment will continue to require significant technical expertise and investment to ensure compliance. Failure to comply can delay the release of a new product or result in regulatory and enforcement actions, the seizure or recall of a product, the suspension or revocation of the authority necessary for a product’s production and sale, suspension or revocation of billing privileges, and other civil or criminal sanctions, including fines and penalties. Similarly, compliance with the laws and regulations governing laboratories and testing services requires specialized expertise. Failure to comply with these regulatory requirements can result in sanctions, including suspension, revocation, or limitation of a laboratory’s certification, which is necessary to conduct business, as well as significant fines or criminal penalties.
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

Access to human healthcare products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in many countries. A major focus is cost containment. Efforts to reduce healthcare costs are also being made in the private sector, notably by healthcare payors and providers, which have instituted various cost reduction and containment measures. Abbott expects that insurers and providers will continue attempts to reduce the cost or utilization of healthcare products. Many countries control the price of healthcare products directly or indirectly, through reimbursement, payment, pricing, or coverage limitations. Budgetary pressures on healthcare payors may also heighten the scope and severity of pricing pressures on Abbott’s products for the foreseeable future. In the United States, the federal government regularly evaluates reimbursement for medical devices, diagnostics, supplies, and other products, as well as the procedures in which these products may be used. The government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a healthcare facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many healthcare products. Other payment methodology changes have been proposed and implemented from time to time. For example, Medicare implemented a competitive bidding system for certain durable medical equipment (including diabetes products), enteral nutrition products, and supplies.
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
The Patient Protection and Affordable Care Act (the Affordable Care Act) includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of covered drugs, devices, and medical supplies to record any transfers of value to healthcare professionals and teaching hospitals and to report this data to the Centers for Medicare & Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted at the state level domestically, and an increasing number of governments worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.
Policy changes or implementation of new healthcare legislation could result in significant changes to healthcare systems. In the United States, this could include potential modification, including expansion or repeal of all or parts of the Affordable Care Act.
The regulation of data privacy and security, and the protection of the confidentiality of certain personal information (including patient health information, financial information, and other sensitive personal information) and non-personal information (including de-identified, anonymized, and other non-personal data), is expanding globally and becoming more complex. For example, the European Union, China, various other countries, and various U.S. states have enacted or are considering enacting data protection laws that contain significant compliance obligations and financial penalties for noncompliance. In addition, regulators with general consumer protection authority, such as the U.S. Federal Trade Commission and U.S. states Attorneys General, are focused on how consumer data is used by entities in the healthcare industry. Further, there are regulations of data privacy and security that are specific to healthcare companies. For example, the U.S. Department of Health and Human Services has issued rules governing the use, disclosure, and security of protected health information, and the FDA has issued further guidance concerning cybersecurity for medical devices. In addition, certain countries have issued or are considering “data localization” laws, which limit companies’ ability to transfer protected data across country borders. Failure to comply with data privacy and security laws and regulations can result in business disruption and enforcement actions, which could include civil or criminal penalties. Transferring and managing protected information will become more challenging as laws and regulations are enacted or amended, and Abbott expects there will be increasing complexity and enforcement in this area.
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
From time to time, Abbott pursues acquisitions, licensing arrangements, and strategic alliances, or may dispose of or spin-off some of its businesses, as part of its business strategy. Abbott may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and the expected benefits may not be realized or may not be realized within the expected time period. If Abbott is successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. Abbott may not be able to integrate acquisitions successfully into its existing business or transition disposed businesses efficiently, and could incur or assume significant debt and unknown or contingent liabilities. Abbott could also experience negative effects on its reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangible assets and charges for impairment of long-lived assets. These effects could cause a deterioration of Abbott’s credit rating, result in increased borrowing costs and interest expense, and decrease liquidity.
Abbott depends on sophisticated information systems and maintains protected personal data, and a significant cybersecurity incident or other disruption affecting these information systems or protected data could have a material adverse effect on Abbott’s business, financial condition and results of operations.
Similar to other large multi-national companies, the size and complexity of the information systems on which Abbott relies for both its infrastructure and products make them susceptible to a cybersecurity incident, breakdown, destruction, loss of data privacy, or other significant disruption. These systems have been and are expected to continue to be the target of malware and other cybersecurity incidents. In addition, third-party hacking attempts may cause Abbott’s information systems and related products, protected data, or proprietary information to be compromised or stolen. A significant cybersecurity incident or other disruption could result in adverse consequences, including regulatory inquiries or litigation, increased costs and expenses, manufacturing challenges or disruption, problems with product availability, functionality or safety, damage to customer relations, reputational damage, lost revenue, and fines or penalties.
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
Abbott invests in its information systems and technology and in the protection of its products and data to reduce the risk of a cybersecurity incident or other significant disruption, and monitors its information systems on an ongoing basis for any current or potential cybersecurity threats or vulnerabilities as well as for changes in technology and the regulatory environment. There can be no assurance that these measures and efforts will prevent future cybersecurity incidents or other significant disruptions to any of the information systems on which Abbott relies or that related product issues will not arise in the future. Similarly, there can be no assurance that third-party information technology providers or other partners with whom Abbott contracts will not suffer a significant cybersecurity incident or disruption that impacts Abbott. Any significant cybersecurity incident or other disruption affecting Abbott’s information systems or products could have a material adverse effect on Abbott’s business, financial condition and results of operations.

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
In addition, Abbott is developing new business and operating models necessary to support the creation of data-driven healthcare solutions such as data-centric prevention and treatment strategies, new products and technologies that incorporate data insights, and product technology strategies that focus on connectivity and data collection and management. Even if Abbott successfully develops such new data-driven healthcare solutions, they may be rendered obsolete by competitors' innovations, the nature of the data and insights generated, or changing customer preferences. Failure to develop and maintain business and operating models necessary to support data-driven healthcare solutions may negatively impact the demand for Abbott products and technologies, causing Abbott's revenues and profitability to decline.
The manufacture of many of Abbott's products is a highly exacting and complex process, and if Abbott or one of its suppliers or manufacturers encounters problems manufacturing products, Abbott’s business could suffer.
The manufacture of many of Abbott’s products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or the global supply chain, failure to meet product specifications, cybersecurity incidents, natural disasters, and environmental factors. In addition, third-party manufacturers and single suppliers are currently used for certain products and materials. If problems arise during the production of a lot or batch of product, those products may have to be discarded. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. Any of these events could, among other things, lead to increased costs, lost revenue, damage to customer relations, reputational damage, time and expense spent investigating the cause and remediating the problem, if any, a production stoppage at a manufacturing facility, and depending on the cause, similar losses with respect to other lots, batches or products. To the extent that Abbott or one of its suppliers or manufacturers experiences significant manufacturing problems, this could have a material adverse effect on Abbott’s revenues and profitability.
Abbott will incur additional indebtedness in connection with the Exact Sciences acquisition, which could adversely affect its business, including decreasing its business flexibility.
As of December 31, 2025, Abbott's consolidated indebtedness was approximately $12.9 billion. Abbott plans to fund the Exact Sciences acquisition with approximately $20 billion of borrowings. This increase in Abbott's consolidated indebtedness could have the effect, among other things, of reducing Abbott's flexibility to respond to changing business and economic conditions.
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
In addition, no assurance can be given that Abbott will remain in compliance with applicable FDA and other regulatory requirements once approval, clearance, or marketing authorization has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, testing requirements, product labeling, post-market changes to products, advertising, and post-marketing reporting, including adverse event reports and field alerts. Many of Abbott’s facilities and procedures and those of Abbott’s suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Abbott must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions for non-compliance include warning letters, fines, damages, injunctions, civil penalties, recalls, consent decrees, seizures of Abbott’s products, and civil litigation and/or criminal prosecution.
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

Further, in the U.S., a number of the provisions of the Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 address access to healthcare products and services. These provisions have been and may continue to be modified, expanded, repealed, or otherwise invalidated, in whole or in part. Future rulemaking could affect rebates, prices or the rate of price increases for healthcare products and services, or required reporting and disclosure. Abbott cannot predict the timing or impact of any future rulemaking or changes in the law.
For additional information concerning healthcare regulation, see the discussion in “Regulation” under Item 1, “Business.”
The expiration or loss of intellectual property protection and licenses may affect Abbott’s future revenues and operating earnings.
Many of Abbott’s businesses rely on patent and trademark and other intellectual property protection. Although most of the challenges to Abbott’s intellectual property have come from other companies, governments may also challenge or diminish intellectual property protections. To the extent Abbott’s intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow Abbott to compete effectively, Abbott’s businesses could suffer. To the extent that countries do not enforce Abbott’s intellectual property rights, Abbott’s future revenues and operating earnings could be reduced.
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
Economic, Geopolitical and Industry Risks
Changes in geopolitical and macroeconomic conditions could negatively affect Abbott’s business, financial condition, and results of operations.
As a global healthcare company with sales outside of the U.S. making up approximately 61 percent of Abbott’s net sales in 2025, Abbott’s business is subject to geopolitical and macroeconomic risks that are beyond its control. These risks include the enactment of trade protection measures such as tariffs, import or export licensing requirements, other governmental restrictions such as trade sanctions, and changes to international trade agreements; government actions such as price controls, limitations on participation in local enterprises, expropriation, and nationalization; restrictions on local currency conversion and/or cash extraction; changes in inflation (including the cost of raw materials, labor, commodities, and supplies) and interest rates; and fluctuations in foreign currency exchange rates. Abbott is also subject to other geopolitical risks, such as war, political and geopolitical instability, terrorist attacks and related military action.

For example, the global economy has been impacted by geopolitical tensions focused on trade, which has increased uncertainty for global businesses such as Abbott. The U.S. government has imposed tariffs on imports into the U.S., and it may impose additional tariffs in the future. Some countries may retaliate with trade protection measures, including reciprocal tariffs. These tariffs or other trade protection measures could have a negative impact on macroeconomic conditions, including inflation rates, foreign currency exchange rates, and interest rates, as well as causing potential disruptions to Abbott’s global supply chain, which could adversely affect its business. Additionally, the ongoing Russia-Ukraine conflict has resulted in sanctions, economic and currency volatility, higher inflation, heightened cybersecurity risks, and operational and supply chain disruptions. To date, Abbott has been able to manage these disruptions without material impact to its results of operations. However, it is difficult to predict the future implications and consequences of the conflict on local, regional, or global economies and Abbott’s operations
Abbott is subject to cost containment efforts that could cause a reduction in future revenues and operating earnings.
In the United States and other countries, Abbott’s businesses have experienced downward pressure on certain product pricing. Cost containment efforts by governments and private organizations are described in greater detail in the section captioned “Regulation.” To the extent these cost containment efforts are not offset by greater patient access to healthcare or other factors, Abbott’s future revenues and operating earnings will be reduced.
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
Abbott’s products face intense competition from competitors' products and technological advances. Competitors’ products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than Abbott’s products. Further, the development of new technologies, including disruptive technologies such as artificial intelligence, healthcare products and medicines, and the development of new treatments for disease could significantly change the competitive landscape of the healthcare industry and negatively impact the demand for certain Abbott products. Abbott cannot predict with certainty the timing or impact of the introduction of competitors’ products and technological advances on Abbott's results of operations.
Fluctuation in foreign currency exchange rates has adversely affected and may continue to adversely affect Abbott’s financial statements and its ability to realize projected sales and earnings.
Although Abbott’s financial statements are denominated in U.S. dollars, a significant portion of Abbott’s revenues and costs are realized in other currencies. Sales outside of the U.S. in 2025 made up approximately 61 percent of Abbott’s net sales. Abbott’s profitability is affected by movement of the U.S. dollar against other currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of Abbott’s assets and liabilities, as well as its cash flows. Some foreign currencies are subject to government exchange controls. While Abbott enters into hedging arrangements to mitigate some of its foreign currency exposure, Abbott cannot predict with certainty changes in foreign currency exchange rates or its ability to mitigate these risks.
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
•differences between the fair value measurement of assets and liabilities and their actual value, particularly for pensions, retiree healthcare, stock compensation, intangible assets, goodwill, and contingent consideration; and for contingent liabilities such as litigation, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount;
•changes in the market value of Abbott’s equity investments, and the performance of investments held by Abbott or Abbott’s employee benefit trusts;
•changes in the creditworthiness of counterparties that transact business with or provide services to Abbott or Abbott’s employee benefit trusts;
•additional challenges of doing business internationally, including differing local product preferences and product requirements, difficulty in establishing, staffing, and managing operations, and differing labor regulations;
•climate and public health-related events, including global climate change, extreme weather and natural disasters, public health crises such as widespread outbreaks of infectious diseases, and the cost and availability of insurance due to any of the foregoing events;
•labor disputes, strikes, slow-downs, or other forms of labor or union activity, and pressure from third-party interest groups;
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
•internal and third-party cybersecurity testing, including penetration testing of Abbott’s information systems and hardware;
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
As part of Abbott’s cybersecurity program, Abbott regularly engages with assessors and third-party advisers to perform various services, including assessments of process design and operating effectiveness; security testing and attestation; periodic assessment of enterprise cybersecurity maturity; industry benchmarking; and thought leadership related to continuous improvement of processes, training, technology, and data.
Abbott’s cybersecurity program also aims to identify and assess cybersecurity risks associated with its use of third-party service providers with access to Abbott’s systems and data, as well as such third-party service providers’ adherence to certain cybersecurity standards and processes. As appropriate, Abbott requires such third-party service providers to agree to be subject to cybersecurity evaluations by Abbott.
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

ITEM 2. PROPERTIES
As of December 31, 2025, Abbott owned or leased properties totaling approximately 44 million square feet, of which approximately 65% is owned by Abbott. Abbott’s principal corporate offices are located in Illinois and are owned by Abbott.
Abbott operates 89 manufacturing facilities globally. Abbott’s facilities are deemed suitable and provide adequate productive capacity. The manufacturing facilities are used by Abbott’s reportable segments as follows:

Reportable Segments	Manufacturing Sites
Medical Devices	33
Diagnostic Products	21
Established Pharmaceutical Products	22
Nutritional Products	13
Worldwide Total	89
Abbott’s research and development facilities in the United States are primarily located in California, Illinois, Minnesota, New Jersey, and Ohio. Abbott also has research and development facilities in various other countries, including Colombia, India, Singapore, Spain, and the United Kingdom.
There are no material encumbrances on the properties.

ITEM 3. LEGAL PROCEEDINGS
Abbott is involved in various claims, legal proceedings, and investigations, including (as of January 31, 2026) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.
Abbott is a defendant in numerous lawsuits involving certain of its specialty infant formula products administered to preterm infants. The lawsuits allege that preterm infants developed necrotizing enterocolitis as a result of being administered a cow’s milk-based preterm infant formula product, which resulted in personal injuries or death. As of January 31, 2026, there were 1,760 lawsuits pending in federal and state courts in which Abbott is a party. The plaintiffs seek various damages, including punitive damages. In April 2022, the U.S. Judicial Panel on Multidistrict Litigation ordered all federal court cases consolidated for pretrial purposes in the U.S. District Court for the Northern District of Illinois. In May 2025, the U.S. District Court for the Northern District of Illinois granted summary judgment in favor of Abbott on all claims in the first "bellwether" case and entered judgment for Abbott. The plaintiff has filed an appeal. The U.S. District Court for the Northern District of Illinois granted summary judgment in favor of Abbott in each of the second and third "bellwether" cases in August and October 2025, respectively. In addition, in December 2021, a purported class of Canadian preterm infants filed suit in British Columbia that makes similar allegations as those made in the United States against Abbott. These plaintiffs seek various damages. Many of the lawsuits name another infant formula manufacturer as a co-defendant. In a trial held in July 2024, a jury in a Missouri state court awarded a plaintiff $495 million in damages. Abbott stands by its products and the information it provided about them, and it appealed this jury’s verdict to the Missouri Court of Appeals in December 2024. In a trial held in October 2024 involving Abbott and another infant formula manufacturer and the treating hospital as co-defendants, a jury in a Missouri state court returned a unanimous verdict for Abbott and its co-defendants. In December 2024, the plaintiff filed a motion for a new trial. In March 2025, the Missouri state court granted the plaintiff's motion for a new trial, and Abbott appealed the ruling to the Missouri Court of Appeals.
In November 2022, Abbott learned that the United States Department of Justice (DOJ), through the United States Attorney’s Office for the Western District of Michigan, is conducting a criminal investigation related to Abbott’s manufacturing of powdered infant formula. In January 2023, Abbott received a civil investigative demand from the United States Federal Trade Commission seeking information in connection with its investigation of companies who participate in bids for WIC infant formula contracts. In addition, multiple civil lawsuits have been filed against Abbott relating to Abbott’s manufacturing of certain powdered infant formula products. Six shareholder derivative lawsuits against certain of Abbott’s current and former directors and officers are pending in a consolidated proceeding, In re Abbott Laboratories Infant Formula Shareholder Derivative Litigation, in the U.S. District Court for the Northern District of Illinois. The consolidated lawsuit seeks monetary damages from the defendants to Abbott. In re Abbott Laboratories Infant Formula Shareholder Derivative Litigation includes: Thomas P. DiNapoli, Controller of the State of New York, as Administrative Head of the New York State and Local Retirement System, and as Trustee of the New York State Common Retirement Fund, and International Brotherhood of Teamsters Local No. 710 Pension Fund and Southeastern Pennsylvania Transportation Authority, both filed in June 2023; David Hamilton filed in April 2023; Matthew Steele filed in February 2023; Ilene Lippman filed in January 2023; and Leon Martin filed in October 2022. In August 2024, the court granted in part and denied in part the defendants’ motion to dismiss, allowing the securities and breach of fiduciary duty claims to move forward. In September 2024, Abbott’s Board of Directors established an independent and disinterested special litigation committee to investigate and evaluate the asserted claims. In November 2024, the special litigation committee filed a motion to stay the case in order to conduct its investigation. In February 2025, the court granted in part and denied in part the committee's motion, allowing written discovery to proceed. In November 2025, the DOJ intervened, in part, in a civil qui tam lawsuit previously filed under seal against Abbott by three private individuals in the U.S. District Court for the Western District of Michigan. The DOJ’s intervention is related to Abbott’s manufacturing of powdered infant formula products at its facility in Sturgis, Michigan. The DOJ alleges certain violations of the Federal False Claims Act and unjust enrichment, and it seeks various damages, including statutory penalties and disgorgement of profits. In December 2025, the Attorneys General of several states filed a consolidated complaint-in-intervention in the same lawsuit alleging violations of certain state laws, including false claims acts, and seeking damages and penalties.
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
Abbott’s executive officers, their ages as of February 20, 2026, and the dates of their first election as officers of Abbott are listed below. The executive officers’ principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any executive officers or directors.
Robert B. Ford, 52
2021 to present — Chairman of the Board and Chief Executive Officer, and Director.
2020 to 2021 — President and Chief Executive Officer, and Director.
Elected Corporate Officer — 2008.
Philip P. Boudreau, 53
2024 to present — Executive Vice President, Finance and Chief Financial Officer.
2023 to 2024 — Senior Vice President, Finance and Chief Financial Officer.
2020 to 2023 — Vice President, Finance and Controller.
Elected Corporate Officer — 2020.
Elizabeth C. Cushman, 56
2025 to present — Executive Vice President, General Counsel and Secretary.
2024 to 2025 — Senior Vice President, Legal.
2023 to 2024 — Vice President, Specialty Legal.
2021 to 2023 — Divisional Vice President and Associate General Counsel, Legal Regulatory and Compliance.
Elected Corporate Officer — 2023.
Lisa D. Earnhardt, 56
2023 to present — Executive Vice President and Group President, Medical Devices.
2019 to 2023 — Executive Vice President, Medical Devices.
Elected Corporate Officer — 2019.
Mary K. Moreland, 59
2019 to present — Executive Vice President, Human Resources.
Elected Corporate Officer — 2019.
Louis H. Morrone, 49
2023 to present — Executive Vice President, Core Diagnostics.
2021 to 2023 — Senior Vice President, Rapid Diagnostics.
2017 to 2021 — Vice President, Transfusion Medicine.
Elected Corporate Officer — 2017.

Daniel Salvadori, 47
2021 to present — Executive Vice President and Group President, Established Pharmaceuticals and Nutritional Products.
2017 to 2021 — Executive Vice President, Nutritional Products.
Elected Corporate Officer — 2014.
Christopher J. Scoggins, 56
2025 to present — Executive Vice President, Diabetes Care.
2023 to 2024 — Senior Vice President, Commercial Operations and Marketing, Abbott Diabetes Care.
2021 to 2023 — Vice President, Commercial Operations and Marketing, Abbott Diabetes Care.
2019 to 2021 — Senior Vice President, Rapid Diagnostics.
Elected Corporate Officer — 2015.
Eric Shroff, 54
2025 to present — Senior Vice President, Rapid and Molecular Diagnostics.
2018 to 2025 — Vice President, Abbott Point of Care.
Elected Corporate Officer — 2018.
John A. McCoy, Jr., 56
2023 to present — Vice President, Finance and Controller.
2021 to 2023 — Vice President, Treasurer.
2018 to 2021 — Divisional Vice President, Controller, Rapid Diagnostics.
Elected Corporate Officer — 2021.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Principal Market
The principal market for Abbott’s common shares is the New York Stock Exchange under the symbol “ABT.” Shares are also listed on NYSE Texas and traded on various regional and electronic exchanges. Outside the United States, Abbott’s shares are listed on the SIX Swiss Exchange.
Shareholders
There were 29,122 shareholders of record of Abbott common shares as of January 31, 2026.
Tax Information for Shareholders
The Illinois Department of Commerce and Economic Opportunity (DCEO) has designated Abbott as an Illinois High Impact Business (HIB) through June 2043. Dividends paid by a corporation that is designated as a HIB and conducts business in a foreign trade zone may be eligible for a subtraction from base income for Illinois income tax purposes. Abbott certified that the HIB requirements were met for the calendar year ending December 31, 2025.
If you have any questions, please contact your tax advisor.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 — October 31, 2025	2,340,000	(1)	$128.682	2,340,000	$6,689,557,187	(2)
November 1, 2025 — November 30, 2025	—	(1)	$—	—	$6,689,557,187	(2)
December 1, 2025 — December 31, 2025	—	(1)	$—	—	$6,689,557,187	(2)
Total	2,340,000	(1)	$128.682	2,340,000	$6,689,557,187	(2)
_______________________________________________________
(1)These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.
(2)On October 11, 2024, the Board of Directors authorized the repurchase of up to $7 billion of Abbott common shares, from time to time.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Review
Abbott’s revenues are derived primarily from the sale of a broad line of healthcare products, which include medical devices, diagnostic testing products, nutritional products and branded generic pharmaceuticals. These products are sold under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract most impact which products are sold; price controls, competition, and rebates most impact the net selling prices of products; and the measurement of net sales and costs is impacted by foreign currency translation. Sales in international markets comprise 61 percent of consolidated net sales.
On November 19, 2025, Abbott entered into a definitive agreement to acquire Exact Sciences Corporation (Exact Sciences), which is expected to enable Abbott to enter the cancer diagnostics market. The acquisition is subject to customary closing conditions, including the approval of Exact Sciences shareholders, and obtaining the required regulatory clearances. Under the terms of the agreement, Abbott will pay $105 per common share in cash at the completion of the transaction, representing a total equity value of approximately $21 billion and an estimated enterprise value of $23 billion. Abbott's financing contemplates absorption of Exact Sciences' estimated $1.8 billion of net debt.
On November 19, 2025, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $20.0 billion in conjunction with its pending acquisition of Exact Sciences. While Abbott plans to fund this transaction with cash on hand and borrowings, the bridge facility will provide back-up financing.
Abbott’s sales growth in 2025 was primarily attributable to the performance of the Medical Devices and Established Pharmaceutical Products segments. Results reflect continued progress across related research and development programs, including the contribution of new and recently introduced products and indication expansions. Results in the Nutritional Products segment were flat, reflecting price increases and lower volumes, particularly in the United States (U.S.). Sales also continued to be affected by the decline in COVID‑19 testing‑related sales in the Diagnostics segment. In 2025, 2024, and 2023, Abbott’s COVID-19 testing-related sales totaled $297 million, $747 million, and $1.6 billion, respectively. Sales in emerging markets, which represent 37 percent of total company sales, increased 5.1 percent in 2025 and 8.2 percent in 2024, excluding the impact of foreign exchange. (Emerging markets include all countries, except the U.S., Japan, Canada, Australia, New Zealand, the United Kingdom, and Western European countries.)
Abbott’s operating margin profile increased in 2025 to 18.2 percent from 16.3 percent in 2024 and 16.2 percent in 2023. The increase in 2025 reflects the favorable impact of margin improvement initiatives, partially offset by foreign exchange and inflation.
With respect to the performance of each reportable segment over the last three years, sales in the Medical Devices segment, excluding the impact of foreign exchange, increased 11.9 percent in 2025 and 13.7 percent in 2024. In Medical Devices, sales in 2025 and 2024 increased across all businesses, with double-digit growth in Diabetes Care, Heart Failure, Electrophysiology, and Structural Heart, and in 2025, Rhythm Management. Growth was led by Diabetes Care where sales of Abbott's continuous glucose monitoring (CGM) systems continued to increase and totaled $7.6 billion in 2025 and $6.4 billion in 2024.
In 2025, key product approvals in the Medical Devices segment included:
•U.S. Food and Drug Administration (FDA) approval and CE Mark for the Volt™ Pulsed Field Ablation (PFA) System to treat patients with atrial fibrillation,
•FDA approval of the Tendyne™ transcatheter mitral valve replacement (TMVR) system to treat people with mitral valve disease,
•Regulatory approval in Japan for TriClip®, a minimally invasive treatment option for patients with tricuspid regurgitation, or a leaky tricuspid heart valve,
•CE Mark for TactiFlex™ Duo Ablation Catheter, Sensor Enabled™, designed to deliver radiofrequency (RF) and PFA energy to treat patients battling atrial fibrillation, and
•CE Mark for an expanded indication for the Navitor® transcatheter aortic valve implantation (TAVI) system to treat people with symptomatic, severe aortic stenosis who are at low or intermediate risk for open-heart surgery.
Operating earnings for the Medical Devices segment increased 17.2 percent in 2025 and 16.0 percent in 2024. Operating margin profile increased from 31.4 percent in 2023 to 32.4 percent in 2024 and to 33.7 percent in 2025. The increase in 2025 reflects the impact of higher sales volumes across the Medical Devices businesses.

In Abbott’s Diagnostics segment, sales decreased 4.5 percent in 2025 and 3.9 percent in 2024, excluding the impact of foreign exchange. The 2025 and 2024 sales decreases were driven by continued lower demand for the company's portfolio of COVID-19 tests and challenging market conditions in China, including the impact of volume-based procurement programs. The sales decrease was partially offset by higher volume of routine diagnostic tests and the continued deployment of Abbott's Alinity® testing platform and digital health solutions, as Abbott continues to expand its diagnostic test menus.
In 2025, operating earnings for the Diagnostics segment decreased 16.1 percent. The operating margin profile decreased from 24.4 percent in 2023 to 19.5 percent in 2025 primarily due to lower demand for Abbott's COVID-19 tests.
In Abbott’s Nutritional Products segment, total pediatric nutrition sales, excluding the impact of foreign exchange, decreased 0.7 percent in 2025, reflecting lower sales volumes in the U.S., partially offset by higher international sales and price increases. In 2024, excluding the impact of foreign exchange, total pediatric nutrition sales increased 3.7 percent, which included market share recovery in the U.S. infant formula business following the voluntary recall of certain products in 2022, and the favorable impact of price increases. Excluding the impact of foreign exchange, total adult nutrition sales increased 2.7 percent in 2025 and 8.0 percent in 2024, reflecting growth in international markets and favorable impact of price increases. These increases were partially offset by lower U.S. sales, including the impact from the discontinuation of the ZonePerfect® product line in 2024.
In 2025, operating earnings for the Nutritional Products segment increased 3.5 percent compared to 2024. Operating margin profile for this segment increased from 16.4 percent in 2023 to 17.9 percent in 2024 and to 18.4 percent in 2025. The increase in 2025 primarily reflects the favorable effect of margin improvement initiatives and price increases, partially offset by continued inflation in manufacturing and input costs and the impact of foreign exchange. The increase in 2024 primarily reflected higher sales, the favorable impact of price increases, and a continued execution of margin improvement initiatives.
In Abbott's Established Pharmaceutical Products segment, excluding the impact of foreign exchange, sales increased 7.4 percent in 2025 and 9.2 percent in 2024. Sales growth in both periods was broad-based across countries and was led by higher revenue across multiple therapeutic areas, including cardiometabolic, gastroenterology, and central nervous system/pain management. In 2024, growth in this segment also reflected higher respiratory product sales. In 2025, operating earnings increased 4.7 percent. Operating margin profile decreased from 23.8 percent in 2023 to 23.3 percent in 2025, reflecting increased business costs and unfavorable foreign exchange, partially offset by higher volumes and favorable price adjustment initiatives.
With respect to Abbott’s financial position, as of December 31, 2025, and December 31, 2024, Abbott’s cash and cash equivalents and short-term investments totaled $8.9 billion and $8.0 billion, respectively. Abbott’s long-term debt totaled $12.9 billion and $14.1 billion at December 31, 2025, and 2024, respectively.
Abbott declared dividends of $2.40 per share in 2025 and $2.24 per share in 2024, an increase of 7.1 percent. Dividends paid totaled $4.1 billion in 2025 compared to $3.8 billion in 2024. The year-over-year change in the amount of dividends paid reflects the increase in the dividend rate. In December 2025, Abbott increased the company’s quarterly dividend by 6.8 percent to $0.63 per share from $0.59 per share, effective with the dividend paid in February 2026. In December 2024, Abbott increased the company’s quarterly dividend by 7.3 percent to $0.59 per share from $0.55 per share, effective with the dividend paid in February 2025.
In 2026, Abbott will continue to invest in product development areas that provide the opportunity for strong sustainable growth over the next several years. In the diagnostics businesses, Abbott will focus on driving sales growth from its Alinity suite of diagnostic instruments, including expanded menu offerings and GLP track integration, as well as its portfolio of rapid diagnostic testing systems, and growing digital health solutions. In the medical devices businesses, Abbott will focus on growing recently launched products and expanding its market position across its various businesses. In the nutrition businesses, Abbott will focus on introducing new products to adapt to evolving consumer preferences and driving growth globally. In the established pharmaceuticals businesses, Abbott will continue to focus on growing the depth and breadth of its portfolio in emerging markets, including expanding its biosimilars portfolio.

Critical Accounting Policies
Sales Rebates — In 2025, 44 percent of Abbott’s consolidated gross revenues were subject to various forms of rebates and allowances that Abbott recorded as reductions of revenues at the time of sale. Most of these rebates and allowances in 2025 are in the Nutritional Products and Diabetes Care businesses. Abbott provides rebates to state agencies, wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from one to six months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2025, 2024, and 2023 amounted to $4.8 billion in 2025, $4.4 billion in 2024, and $3.9 billion in 2023, or 21.1 percent, 18.6 percent, and 17.4 percent of gross sales, respectively, based on gross sales of approximately $22.5 billion, $23.5 billion, and $22.7 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $225 million in 2025. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates related to gross sales. Other allowances charged against gross sales were $316 million, $319 million, and $263 million for cash discounts in 2025, 2024, and 2023, respectively, and $236 million, $211 million, and $169 million for returns in 2025, 2024, and 2023, respectively. Cash discounts are known within 15 to 30 days of sale and therefore can be reliably estimated. Returns can be reliably estimated because Abbott’s historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.
Management analyzes the adequacy of ending rebate accrual balances each quarter using both internal and external data available to estimate the accruals. Historically, adjustments to prior years’ rebate accruals have not been material to net earnings. Abbott employs various techniques to verify the accuracy of submitted claims, and where possible, works with the organizations submitting claims to gain insight into changes that might affect the rebate amounts. For government agency programs, the calculation of a rebate involves interpretations of relevant regulations, which are subject to challenge or change in interpretation.
Income Taxes — Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items is often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. In accordance with the accounting rules relating to the measurement of tax contingencies, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Application of these rules requires a significant amount of judgment. In the U.S., Abbott’s federal income tax returns through 2016 were settled as of December 31, 2025. Undistributed foreign earnings remain indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.
Pension and Post-Employment Benefits — Abbott offers pension benefits and post-employment healthcare to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the healthcare cost trend rates, discount rates, and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The healthcare cost trend rates represent Abbott’s expected annual rates of change in the cost of healthcare benefits and are a forward projection of healthcare costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for years, can be significant in relation to the obligations and the annual cost recorded for these programs. The net actuarial gains for Abbott's defined benefit plans in 2025 reflect the impact of actual asset returns during the year in excess of expected returns and the impact of higher discount rates on the measurement of plan liabilities. The net actuarial losses for Abbott's medical and dental plans primarily reflect an increase in claims. At December 31, 2025, pretax net actuarial gains (losses) and prior service costs and credits recognized in Accumulated other comprehensive income (loss) were net gains of $152 million for Abbott’s defined benefit plans and net losses of $189 million for Abbott’s medical and dental plans. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period.

Valuation of Intangible Assets — Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value at the acquisition date. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the healthcare field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values, and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott’s critical assumptions and calculations for acquisitions of significant intangible assets. Abbott reviews definite-lived intangible assets for impairment each quarter. An undiscounted net cash flows approach is used to test for impairment. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and indefinite-lived intangible assets, which relate to in-process research and development (IPR&D) acquired in a business combination or consolidated variable interest entities, are reviewed for impairment annually or when an event that could result in an impairment occurs. At December 31, 2025, goodwill amounted to $24.0 billion and net intangible assets amounted to $5.5 billion. Amortization expense for intangible assets amounted to $1.7 billion in 2025, $1.9 billion in 2024, and $2.0 billion in 2023. There was no reduction of goodwill relating to impairments in 2025, 2024, and 2023.
Litigation — Abbott accounts for litigation losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 450, “Contingencies.” Under ASC No. 450, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Abbott estimates the range of possible loss to be from approximately $170 million to $180 million for its legal proceedings and environmental exposures. The recorded accruals balance at December 31, 2025, for these proceedings and exposures were approximately $175 million and included $165 million for legal reserves related to a negotiated settlement. These accruals represent management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.”

Results of Operations
Sales
The following table details the components of sales growth by reportable segment for the last two years:

		Components of % Change
	Total % Change	Price	Volume	Exchange
Total Net Sales
2025 vs. 2024	5.7	0.7	4.8	0.2
2024 vs. 2023	4.6	3.5	3.7	(2.6)

Total U.S.
2025 vs. 2024	4.9	—	4.9	—
2024 vs. 2023	5.6	1.9	3.7	—

Total International
2025 vs. 2024	6.1	1.2	4.7	0.2
2024 vs. 2023	3.9	4.6	3.5	(4.2)

Established Pharmaceutical Products Segment
2025 vs. 2024	6.6	4.1	3.3	(0.8)
2024 vs. 2023	2.5	8.2	1.0	(6.7)

Nutritional Products Segment
2025 vs. 2024	0.4	2.4	(1.3)	(0.7)
2024 vs. 2023	3.2	7.7	(1.7)	(2.8)

Diagnostic Products Segment
2025 vs. 2024	(4.3)	(2.1)	(2.4)	0.2
2024 vs. 2023	(6.5)	1.4	(5.3)	(2.6)

Medical Devices Segment
2025 vs. 2024	12.6	0.4	11.5	0.7
2024 vs. 2023	12.4	1.4	12.3	(1.3)
The increase in total net sales in 2025, excluding the impact of foreign exchange, primarily reflects higher sales in the Medical Devices and Established Pharmaceutical Products segments. Nutritional Products segment sales for the year remained relatively unchanged, reflecting price increases and lower volumes. Diagnostic Products segment sales continued to be impacted by the decline in COVID-19 testing-related sales and challenging market conditions in China. Abbott’s COVID-19 testing-related sales totaled $297 million in 2025, $747 million in 2024 and $1.6 billion in 2023. Abbott’s net sales in 2025 were not significantly impacted by changes in foreign exchange rates as the relatively stronger U.S. dollar at the beginning of the year weakened later in the year, resulting in a 0.2 percent favorable impact on total international sales and total sales.
The increase in total net sales in 2024, excluding the impact of foreign exchange, primarily reflects higher sales in the Medical Devices, Established Pharmaceutical Products, and Nutritional Products segments, partially offset by a decrease in demand for Abbott’s rapid diagnostic tests to detect COVID-19. Abbott’s net sales in 2024 were unfavorably impacted by changes in foreign exchange rates as the relatively stronger U.S. dollar decreased total international sales by 4.2 percent and total sales by 2.6 percent.

The table below provides detail by sales category for the years ended December 31. Percent changes are versus the prior year and are based on unrounded numbers.

	2025	2024	Total Change	Impact of Exchange	Total Change Excl. Exchange
(dollars in millions)
Established Pharmaceutical Products—
Key Emerging Markets	$4,167	$3,858	8.0%	(1.5)%	9.5%
Other Emerging Markets	1,369	1,336	2.5	1.1	1.4

Nutritional Products —
International Pediatric Nutritionals	1,816	1,815	0.1	(1.2)	1.3
U.S. Pediatric Nutritionals	2,158	2,208	(2.3)	—	(2.3)
International Adult Nutritionals	3,029	2,909	4.1	(1.0)	5.1
U.S. Adult Nutritionals	1,448	1,481	(2.2)	—	(2.2)

Diagnostic Products —
Core Laboratory	5,360	5,235	2.4	0.3	2.1
Molecular	517	521	(0.7)	0.5	(1.2)
Point of Care	606	588	3.1	—	3.1
Rapid Diagnostics	2,454	2,997	(18.1)	(0.1)	(18.0)

Medical Devices —
Rhythm Management	2,649	2,390	10.9	0.7	10.2
Electrophysiology	2,764	2,467	12.0	0.4	11.6
Heart Failure	1,448	1,279	13.2	0.5	12.7
Vascular	2,995	2,837	5.6	0.5	5.1
Structural Heart	2,523	2,246	12.3	0.8	11.5
Neuromodulation	1,010	962	5.0	0.2	4.8
Diabetes Care	7,998	6,805	17.5	1.2	16.3

	2024	2023	Total Change	Impact of Exchange	Total Change Excl. Exchange
(dollars in millions)
Established Pharmaceutical Products —
Key Emerging Markets	$3,858	$3,807	1.3%	(8.2)%	9.5%
Other Emerging Markets	1,336	1,259	6.1	(2.3)	8.4

Nutritional Products —
International Pediatric Nutritionals	1,815	1,957	(7.3)	(3.0)	(4.3)
U.S. Pediatric Nutritionals	2,208	1,977	11.7	—	11.7
International Adult Nutritionals	2,909	2,784	4.5	(6.0)	10.5
U.S. Adult Nutritionals	1,481	1,436	3.2	—	3.2

Diagnostic Products —
Core Laboratory	5,235	5,159	1.5	(4.1)	5.6
Molecular	521	574	(9.2)	(0.7)	(8.5)
Point of Care	588	565	4.1	—	4.1
Rapid Diagnostics	2,997	3,690	(18.8)	(1.0)	(17.8)

Medical Devices —
Rhythm Management	2,390	2,255	6.0	(0.9)	6.9
Electrophysiology	2,467	2,195	12.3	(2.1)	14.4
Heart Failure	1,279	1,161	10.2	(0.1)	10.3
Vascular	2,837	2,681	5.8	(0.9)	6.7
Structural Heart	2,246	1,944	15.5	(1.5)	17.0
Neuromodulation	962	890	8.2	(1.3)	9.5
Diabetes Care	6,805	5,761	18.1	(1.6)	19.7
_______________________________________________________

Notes:	To compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
Established Pharmaceutical Products segment sales increased 7.4 percent in 2025 and 9.2 percent in 2024, excluding the unfavorable impact of foreign exchange. Excluding the effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 9.5 percent in 2025 and 2024, led by higher revenue in several countries and across multiple therapeutic areas, including cardiometabolic, gastroenterology, and central nervous system/pain management. In 2024, growth in this segment also reflected higher respiratory product sales. Other Emerging Markets, excluding the effect of foreign exchange, increased by 1.4 percent in 2025 and 8.4 percent in 2024. Growth in 2025 was unfavorably impacted by the absence of deferred gain amortization related to a prior transaction. The deferred gain was fully amortized in 2024.
Excluding the impact of foreign exchange, total Nutritional Products segment sales increased 1.1 percent in 2025 and 5.9 percent in 2024. U.S. Pediatric Nutritionals sales decreased 2.3 percent in 2025, primarily reflecting lower infant formula sales. In 2024, U.S. Pediatric Nutritionals sales increased 11.7 percent, driven by infant formula market share gains and the favorable impact of price increases, partially offset by a decrease in PediaSure® and Pedialyte® product sales.
Excluding the effect of foreign exchange, International Pediatric Nutritionals sales increased 1.3 percent in 2025, driven primarily by higher PediaSure product sales. Excluding the effect of foreign exchange, the 4.3 percent decrease in International Pediatric Nutritionals sales in 2024 reflects lower sales in the Asia Pacific and Latin America regions, partially offset by increased sales in Canada and the Europe/Middle East regions.

In 2025, U.S. Adult Nutritionals sales decreased 2.2 percent, reflecting lower Ensure® product sales and the discontinuation of the ZonePerfect product line in March 2024, partially offset by growth in Glucerna® product sales. International Adult Nutritionals sales, excluding the effect of foreign exchange, increased 5.1 percent due to growth of Ensure and Glucerna product sales. In 2024, U.S. and International Adult Nutritionals sales increased 3.2 percent and 10.5 percent, respectively, due to higher Ensure and Glucerna product sales. In 2024, U.S. Adult Nutritionals sales were partially offset by the discontinuation of the ZonePerfect product line.
Excluding the effect of foreign exchange, Diagnostic Products segment sales decreased 4.5 percent in 2025 and 3.9 percent in 2024 due to the continued decline in COVID-19 testing-related sales and challenging market conditions in China. Rapid Diagnostics sales decreased 18.0 percent in 2025 and 17.8 percent in 2024, excluding the effect of foreign exchange. The 2025 and 2024 sales decrease in Rapid Diagnostics reflects lower demand for COVID-19 testing-related sales, which were $285 million in 2025 and $725 million in 2024.
In Core Laboratory, sales increased 2.1 percent in 2025 and 5.6 percent in 2024, driven by continued growth of Alinity product sales outside of China. Lower sales in China were due to the impact of challenging market conditions, including the impact of volume-based procurement programs. In 2024, sales increased due to higher volume of routine diagnostic testing performed in hospitals and other laboratories along with price increases.
Excluding the effect of foreign exchange, total Medical Devices segment sales grew 11.9 percent in 2025 and 13.7 percent in 2024, led by double-digit growth in Diabetes Care, Heart Failure, Electrophysiology, and Structural Heart, and in 2025, Rhythm Management. Higher Diabetes Care sales were driven by continued growth in Abbott’s CGM systems in the U.S. and internationally. CGM sales totaled $7.6 billion in 2025, representing a 17.4 percent increase, excluding the effect of foreign exchange, compared to $6.4 billion in 2024.
In Heart Failure, sales grew 12.7 percent in 2025 and 10.3 percent in 2024, excluding the effect of foreign exchange. The increase primarily reflects growth across the portfolio of ventricular assist devices and related accessories, as well as growth in CardioMEMs®, an implantable sensor used for the early detection of heart failure.
In Structural Heart, sales increased 11.5 percent in 2025 and 17.0 percent in 2024, excluding the effect of foreign exchange, primarily driven by growth in TriClip®, Navitor®, and Mitraclip® product sales.
Electrophysiology sales, excluding the effect of foreign exchange, increased 11.6 percent in 2025 and 14.4 percent in 2024, primarily due to higher procedure volumes and increased demand for Abbott's portfolio of products designed to diagnose and treat cardiac arrhythmias.
In Rhythm Management, sales increased 10.2 percent in 2025 and 6.9 percent in 2024, excluding the impact of foreign exchange, primarily driven by growth in Aveir® leadless pacemakers. In 2025, sales growth was partially offset by lower traditional pacemaker and implantable cardioverter defibrillator sales.
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
Operating Earnings
Gross profit margins were 52.6 percent of net sales in 2025, 50.9 percent of net sales in 2024, and 50.3 percent of net sales in 2023. The increase in 2025 reflects the favorable impact of margin improvement initiatives, partially offset by higher costs, including tariffs, and the unfavorable impact of foreign exchange. The increase in 2024 reflects the favorable impact of margin improvement initiatives, partially offset by the unfavorable effect of foreign exchange.
Research and development (R&D) expenses were $2.9 billion in 2025, $2.8 billion in 2024, and $2.7 billion in 2023. The increases in R&D expenses in 2025 and 2024 were primarily driven by higher spending on various projects. In 2024, higher project spending was partially offset by lower 2024 charges for the impairment of IPR&D assets acquired in previous business combinations.
Selling, general and administrative (SG&A) expenses were $12.3 billion in 2025, $11.7 billion in 2024, and $10.9 billion in 2023. In 2025 and 2024, the increase in SG&A expenses was due to higher selling and marketing spending to drive growth across various businesses. In 2024, SG&A spending was partially offset by the favorable impact of foreign exchange.

Restructurings
In 2025, Abbott management approved plans to streamline certain operations in order to reduce costs and improve efficiencies in its Diagnostics, Nutritionals, Established Pharmaceuticals, and Medical Devices businesses. Abbott recorded employee related severance and other charges of $274 million, of which $109 million was recorded in Cost of products sold, $53 million was recorded in R&D, and $112 million was recorded in SG&A expenses. Payments related to these actions totaled $94 million in 2025 and the remaining liabilities totaled $180 million at December 31, 2025. In addition, in 2025, Abbott recognized fixed asset impairment charges of $28 million related to these restructuring plans.
In 2024, Abbott management approved plans to streamline certain operations in order to reduce costs and improve efficiencies in its Diagnostics, Medical Devices, Established Pharmaceuticals, and Nutritionals businesses, including the discontinuation of its ZonePerfect product line. Abbott recorded employee related severance and other charges of $129 million, of which $62 million was recorded in Cost of products sold, $21 million was recorded in R&D, and $46 million was recorded in SG&A expenses. In addition, Abbott recognized inventory-related charges of $34 million and fixed asset impairment charges of $12 million related to these restructuring plans.
In 2023, Abbott management approved plans to restructure various operations in order to reduce costs in its Medical Devices, Diagnostics, and Established Pharmaceuticals businesses. Abbott recorded employee related severance and other charges of $144 million, of which $56 million was recorded in Cost of products sold, $22 million was recorded in R&D, and $66 million was recorded in SG&A expenses. In addition, Abbott recognized fixed asset impairment and inventory-related charges of $31 million related to these restructuring plans.
Interest Expense and Interest (Income)
Interest expense, net decreased from $215 million in 2024 to $185 million in 2025. In 2025, interest expense decreased primarily due to the repayment of approximately $2.0 billion of long-term debt in November 2024, March 2025, and September 2025, as well as the maturity of an interest rate swap associated with the March 2025 debt. Interest expense decreased in 2024 due to the repayment of $2.25 billion of long-term debt in September and November of 2023, partially offset by a reduction in interest income due to lower average cash and short-term investment balances versus the prior year.
Other (Income) Expense, net
Other (income) expense, net was $548 million of income in 2025, $376 million of income in 2024, and $479 million of income in 2023. Other (income) expense, net includes income of $590 million, $542 million, and $498 million in 2025, 2024, and 2023, respectively, related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans. The increase in 2025 and the decrease in 2024 were primarily due to the recognition of a $143 million loss on the sale of a non-core business related to the Established Pharmaceutical Products segment in 2024. The increase in 2025 also reflects higher income associated with the non-service cost components of net pension and post-retirement medical benefit costs. The decrease in 2024 was partially offset by an increase in income associated with the non-service cost components of net pension and post-retirement medical benefit costs.

Taxes on Earnings
Taxes on earnings reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.
Taxes on earnings included $92 million, $50 million, and $22 million in excess tax benefits associated with share-based compensation in 2025, 2024, and 2023, respectively. As a result of the resolution of various tax positions related to prior years, taxes on earnings in 2025, 2024, and 2023 also included approximately $70 million of net tax benefit, $25 million, and $80 million of net tax expense, respectively. In 2025, taxes on earnings included approximately $610 million of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In 2024, taxes on earnings included $7.5 billion in non-cash valuation allowance adjustments resulting from the restructuring of certain foreign affiliates and the confirmation of certain tax filing positions. The restructuring improved profitability to several of Abbott’s affiliates and management concluded that the related preexisting deferred tax assets, which historically had a full valuation allowance, were more likely than not to be realizable in future periods. In particular, Abbott considered the likelihood of sustained ongoing profitability of the affiliates as a positive factor that outweighed all available negative evidence considered. Accordingly, Abbott released the full valuation allowance on such deferred tax assets and recorded the offset to taxes on earnings.
The U.S. Tax Cuts and Jobs Act (TCJA) included a one-time transition tax that is based on Abbott’s total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. The tax computation also required the determination of the amount of post-1986 E&P considered held in cash and other specified assets. As of December 31, 2025, the remaining balance of Abbott’s transition tax obligation related to the TCJA was approximately $205 million. The final installment will be paid in 2026 as allowed by the TCJA. Undistributed foreign earnings remain indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.
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
Abbott and the IRS are in active discussions regarding several of the disputed items contained in the 2017 – 2020 SNODs.
In July 2024, Abbott received a $413 million tax assessment from the Malaysian tax authorities for the 2023 tax year. The assessment applies a property capital gains tax on the value of the shares associated with the intercompany sale of an affiliate. Abbott believes the assessment of the Malaysian tax authority to be without merit. In October 2025, the Penang High Court upheld the assessment of the Malaysian tax authority. In October 2025, Abbott filed an appeal with the Malaysian Court of Appeals.

There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which Abbott expects to be individually significant. Abbott intends to vigorously defend its filing positions in all jurisdictions in which it has unresolved tax matters through ongoing discussions with taxing administrations and/or through litigation as necessary. Abbott reserves for uncertain tax positions related to unresolved tax matters where Abbott’s tax filing position does not meet the standard for recognition of an income tax benefit. Abbott continues to believe that the amount of its recorded reserves for uncertain tax positions is appropriate. Reserves for interest and penalties are not significant.
The Organization for Economic Cooperation & Development (OECD) has proposed a two-pillared plan for a revised international tax system. Pillar 1 proposes to reallocate taxing rights among the jurisdictions in which in-scope multinational corporations operate. Pillar 2 proposes to assess a 15 percent minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Numerous countries have enacted legislation to adopt the Pillar 2 model rules. On January 5, 2026, the OECD released administrative guidance that, when enacted, exempts U.S.-parented groups from the Pillar 2 minimum tax. Abbott continues to monitor legislative developments and assess any potential impacts on Abbott's operations for both the Pillar 1 and Pillar 2 proposals.
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
In the EU, medical devices are also categorized into different classes and the regulatory process, which had been governed by the European Medical Device Directive and the Active Implantable Medical Device Directive, varies by class. In the second quarter of 2017, the EU adopted the new Medical Devices Regulation (MDR) which replaced the existing directives in the EU for medical devices and imposes additional premarket and post-market regulatory requirements on manufacturers of such products. The MDR applies to manufacturers as of May 26, 2021, with extended transition periods lasting as long as December 31, 2028, depending on the risk classification of the device in the regulation. Each product must bear a CE mark to show compliance with the MDR.
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
Areas of Focus
In 2026 and beyond, Abbott expects to focus on the following areas:
Established Pharmaceuticals — Abbott focuses on building country-specific portfolios made up of high-quality medicines that meet the needs of people in emerging markets. Over the next several years, Abbott plans to expand its product portfolio in key therapeutic areas and biosimilars with the aim of addressing the health needs of more people in emerging markets and to be among the first to launch new off-patent and differentiated medicines. In addition, Abbott continues to expand existing brands into new markets, implement product enhancements that provide value to patients, and acquire strategic products and technology through licensing activities. Abbott is also actively working on the further development of several key brands such as Creon™, Duphaston™, Femoston™, and Influvac™. Depending on the product, the activities focus on development of new data, markets, formulations, delivery systems, or indications.

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
•Electrophysiology – Development of next-generation technologies in the areas of ablation, mapping and navigation, and diagnostics.
•Vascular – Development of next-generation technologies for use in coronary and peripheral vascular procedures.
•Structural Heart – Development of transcatheter and surgical devices for the repair and replacement of heart valves, and occlusion therapies for congenital heart defects and stroke-risk reduction.
•Neuromodulation – Development of clinical evidence and next-generation technologies leveraging digital health to support improved patient clinical outcomes, physician engagement, and expanded indications in the treatment of chronic pain, movement disorders, and other indications.
•Diabetes Care – Develop enhancements, additional indications, and tools for continuous monitoring products to help with the management of diabetes, as well as to expand use beyond diabetes.
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
Diagnostics — Abbott continues to develop and commercialize next-generation blood and plasma screening systems and assays, as well as Core Laboratory immunoassay, clinical chemistry and hematology diagnostic systems and assays. Assay development pipelines include a focus on unmet medical needs, in various areas including infectious disease, cardiac care, metabolics, oncology, women’s health, and neurologic assays, as well as informatics solutions to help optimize diagnostic laboratory performance and automation solutions to increase efficiency in laboratories. Research and development programs also include development of rapid diagnostic products for infectious disease, cardiometabolic disease, and toxicology applications.
Given the diversity of Abbott’s business, its intention to remain a broad-based healthcare company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years. Factors considered included research and development expenses projected to be incurred for the project over the next year relative to Abbott’s total research and development expenses, as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott’s overall market position. There were no delays in Abbott’s 2025 research and development activities that are expected to have a material impact on operations.
While the aggregate cost to complete the numerous projects currently in development is expected to be material, the total cost to complete will depend upon Abbott’s ability to successfully finish each project, the rate at which each project advances, and the ultimate timing for completion. Given the potential for significant delays and the risk of failure inherent in the development of new products and technologies, it is not possible to accurately estimate the total cost to complete all projects currently in development. Abbott plans to manage its portfolio of projects to achieve research and development spending that will be competitive in each of the businesses in which it participates, and such spending is targeted at approximately 7 percent of total Abbott sales in 2026. Abbott does not regularly accumulate or make management decisions based on the total expenses incurred for a particular development phase in a given period.
Goodwill
At December 31, 2025, goodwill recorded as a result of business combinations totaled $24.0 billion. Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs, using a quantitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. The income and market approaches are used to calculate the fair value of each reporting unit. The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value.

Financial Condition
Cash Flow
Net cash from operating activities amounted to $9.6 billion, $8.6 billion, and $7.3 billion in 2025, 2024, and 2023, respectively. The increase in Net cash from operating activities in 2025 as compared to 2024, and in 2024 compared to 2023, was primarily due to higher segment operating earnings and improved working capital management, partially offset by higher cash payments for income taxes.
A substantial portion of Abbott’s cash and cash equivalents at December 31, 2025, is held by Abbott affiliates outside of the U.S. If these funds were needed for operations in the U.S., Abbott does not expect to incur significant additional income taxes in the future to repatriate these funds.
Abbott funded $309 million in 2025 and $349 million in both 2024 and 2023 to defined benefit pension plans. Abbott expects to contribute approximately $85 million to its pension plans in 2026. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.
Debt and Capital
At December 31, 2025, Abbott’s long-term debt rating was AA- by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.
Abbott has readily available financial resources, including unused lines of credit that support commercial paper borrowing arrangements and provide Abbott with the ability to borrow up to $5 billion on an unsecured basis. In 2024, Abbott terminated its 2020 Five Year Credit Agreement (2020 Agreement) and entered into a new Five Year Credit Agreement (Revolving Credit Agreement). There were no outstanding borrowings under the 2020 Agreement at the time of its termination. Any borrowings under the Revolving Credit Agreement will mature and be payable on January 29, 2029, and will bear interest, at Abbott’s option, based on either a base rate or Secured Overnight Financing Rate (SOFR), plus an applicable margin based on Abbott’s credit ratings.
As of December 31, 2025, Abbott's total debt outstanding was $12.9 billion, of which approximately $3.0 billion will mature in 2026. In 2024, Abbott modified its existing, yen-denominated 5-year term loan scheduled to mature in November 2024. The amended terms included a net increase in principal debt from ¥59.8 billion to ¥92.0 billion, with a new maturity date in June 2029. The modified, 5-year term loan bears interest at the Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread, and the interest rate is reset quarterly. The net proceeds equated to approximately $201 million. The ¥92.0 billion loan is designated as a hedge of Abbott’s net investment in certain foreign subsidiaries.
On November 19, 2025, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $20.0 billion in conjunction with its pending acquisition of Exact Sciences. While Abbott plans to fund this transaction with cash on hand and borrowings, the bridge facility will provide back-up financing.
On September 15, 2025, Abbott repaid the $500 million outstanding principal amount of its 3.875% Notes upon maturity. On March 17, 2025, Abbott repaid the $1.0 billion outstanding principal amount of its 2.95% Notes upon maturity. On November 19, 2024, Abbott repaid the €590 million outstanding principal amount of its 0.10% Notes upon maturity. The repayment equated to approximately $640 million. On November 30, 2023, Abbott repaid the $1.05 billion outstanding principal amount of its 3.40% Notes upon maturity. On September 27, 2023, Abbott repaid the €1.14 billion outstanding principal amount of its 0.875% Notes upon maturity. The repayment equated to approximately $1.2 billion. In September 2023, Abbott repaid approximately $197 million of debt assumed as part of a prior business acquisition.
On October 11, 2024, the board of directors authorized the repurchase of up to $7 billion of Abbott common shares, from time to time (the "2024 repurchase program"). The 2024 repurchase program was in addition to the unused portion of the 2021 repurchase program, which the board of directors approved in December 2021, and authorized the repurchase of up to $5 billion of Abbott’s common shares from time to time. In 2024 and 2023, Abbott repurchased 10.2 million and 9.8 million, respectively, of its common shares for $1.1 billion and $1.0 billion, respectively, under the 2021 repurchase program. In 2025, Abbott repurchased 4.8 million of its common shares for $604 million, which fully utilized the $293 million authorization remaining under the 2021 share repurchase program, and a portion of the 2024 repurchase program. As of December 31, 2025, $6.7 billion remains available for repurchase under the 2024 repurchase program.
Abbott declared dividends of $2.40 per share in 2025 compared to $2.24 per share in 2024, an increase of 7.1 percent. Dividends paid were $4.1 billion in 2025 compared to $3.8 billion in 2024. The year-over-year change in dividends paid reflects the impact of the increase in the dividend rate.

Working Capital
Working capital was $9.5 billion at December 31, 2025, and December 31, 2024. Working capital remained unchanged from the prior year primarily as an increase in cash and cash equivalents and accounts receivable was offset by an increase in the current portion of long-term debt and other accrued liabilities. The increase in cash and cash equivalents from $7.6 billion at December 31, 2024, to $8.5 billion at December 31, 2025, primarily reflects the cash generated from operations, partially offset by the payment of dividends and capital expenditures.
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
Capital Expenditures
Capital expenditures of $2.2 billion in 2025, 2024, and 2023 were principally for upgrading and expanding manufacturing and research and development facilities and equipment in various segments, investments in information technology, and laboratory instruments placed with customers.
Contractual Obligations
Abbott believes that its available cash and cash equivalents along with its ability to generate operating cash flow and continued access to debt markets are sufficient to fund existing and planned cash requirements. Abbott's material cash requirements include the following contractual obligations:
Debt — Principal payments required on long-term debt outstanding at December 31, 2025, are $3.0 billion in 2026, $700 million in 2027, $653 million in 2028, $591 million in 2029, $650 million in 2030, and $7.4 billion in 2031 and thereafter. Interest payments required on long-term debt outstanding at December 31, 2025, are projected to be $485 million in 2026, $401 million in 2027, $395 million in 2028, $386 million in 2029, $377 million in 2030, and $4.3 billion in 2031 and thereafter.
Operating leases — As of December 31, 2025, estimated contractual obligations for operating lease payments were $1.4 billion, with $316 million due within 12 months.
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
Business Acquisitions
On November 19, 2025, Abbott entered into a definitive agreement to acquire Exact Sciences Corporation (Exact Sciences), which is expected to enable Abbott to enter the cancer diagnostics market. The acquisition is subject to customary closing conditions, including the approval of Exact Sciences shareholders, and obtaining the required regulatory clearances. Under the terms of the agreement, Abbott will pay $105 per common share in cash at the completion of the transaction, representing a total equity value of approximately $21 billion and an estimated enterprise value of $23 billion. Abbott's financing contemplates absorption of Exact Sciences' estimated $1.8 billion of net debt.
On November 19, 2025, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $20.0 billion in conjunction with its pending acquisition of Exact Sciences. While Abbott plans to fund this transaction with cash on hand and borrowings, the bridge facility will provide back-up financing.
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
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an entity to disclose annually additional information related to the company's income tax rate reconciliation and income taxes paid during the period. The guidance is required to be applied prospectively with the option to apply the standard retrospectively. Abbott adopted the standard on January 1, 2025, and applied the guidance prospectively. The new standard did not have an impact on Abbott's consolidated financial statements, but required additional disclosures, as presented in Note 15 — Taxes on Earnings.
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
Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements
Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological, and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Instruments and Risk Management
Market Price Sensitive Investments
The fair value of equity securities held by Abbott with a readily determinable fair value was approximately $20 million and $10 million as of December 31, 2025, and 2024, respectively. These equity securities are subject to potential changes in fair value. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2025, by approximately $4 million. Changes in the fair value of these securities are recorded in earnings. The fair value of investments in mutual funds that are held in a rabbi trust for the purpose of paying benefits under a deferred compensation plan was $323 million and $313 million as of December 31, 2025, and 2024, respectively. Changes in the fair value of these investments, as well as an offsetting change in the benefit obligation, are recorded in earnings.
Non-Publicly Traded Equity Securities
Abbott holds equity securities that are not traded on public stock exchanges. The carrying value of these investments was $124 million and $91 million as of December 31, 2025, and 2024, respectively. No individual investment is recorded at a value in excess of $25 million. Abbott measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Interest Rate Sensitive Financial Instruments
At December 31, 2025, and 2024, Abbott had interest rate hedge contracts with notional values totaling $1.2 billion and $2.2 billion, respectively, to manage its exposure to changes in the fair value of debt. The effect of these hedges is to change the fixed interest rate to a variable rate for the portion of the debt that is hedged. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. The fair value of long-term debt at December 31, 2025, and 2024, amounted to $12.8 billion and $13.7 billion, respectively (average interest rates of 3.8% as of December 31, 2025, and 2024, respectively) with maturities through 2046. At December 31, 2025, and 2024, the fair value of current and long-term investment securities amounted to $1.3 billion and $1.2 billion, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income, or fair values.
Foreign Currency Sensitive Financial Instruments
Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve to eighteen months. At December 31, 2025, and 2024, Abbott held $7.4 billion and $7.0 billion of notional values, respectively, of such contracts. Contracts held at December 31, 2025, will mature in 2026 or 2027 depending on the contract. Contracts held at December 31, 2024, matured in 2025 or will mature in 2026 depending upon the contract.
Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2025, and 2024, Abbott held $13.1 billion and $16.2 billion of notional values, respectively, of such contracts, which mature within 13 months.
Abbott has designated a yen-denominated, 5-year term loan of $589 million and $583 million as of December 31, 2025, and December 31, 2024, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt is due to changes in foreign exchange rates, recorded in Accumulated other comprehensive income (loss), net of tax.

The following table reflects the total foreign currency forward exchange contracts outstanding at December 31:

	2025			2024
(dollars in millions)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
Primarily U.S. dollars to be exchanged for the following currencies:
Euro	$9,137	1.1604	$(121)	$10,954	1.0848	$136
Chinese Yuan	1,889	7.0843	(19)	1,926	7.1132	22
Japanese Yen	1,313	149.5687	37	1,479	149.1298	51
All other currencies	8,156	n/a	(86)	8,832	n/a	50
Total	$20,495		$(189)	$23,191		$259

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries
Consolidated Statement of Earnings
(in millions except per share data)

	Year Ended December 31
	2025	2024	2023
Net Sales	$44,328	$41,950	$40,109
Cost of products sold, excluding amortization of intangible assets	19,319	18,706	17,975
Amortization of intangible assets	1,682	1,878	1,966
Research and development	2,942	2,844	2,741
Selling, general and administrative	12,332	11,697	10,949
Total Operating Cost and Expenses	36,275	35,125	33,631
Operating Earnings	8,053	6,825	6,478
Interest expense	493	559	637
Interest income	(308)	(344)	(385)
Net foreign exchange (gain) loss	(50)	(27)	41
Other (income) expense, net	(548)	(376)	(479)
Earnings before Taxes	8,466	7,013	6,664
Taxes on Earnings	1,942	(6,389)	941
Net Earnings	$6,524	$13,402	$5,723

Basic Earnings Per Common Share	$3.73	$7.67	$3.28

Diluted Earnings Per Common Share	$3.72	$7.64	$3.26

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,741	1,740	1,740
Dilutive Common Stock Options	7	8	9
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,748	1,748	1,749
Outstanding Common Stock Options Having No Dilutive Effect	1	7	5
The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Consolidated Statement of Comprehensive Income
(in millions)

	Year Ended December 31
	2025	2024	2023
Net Earnings	$6,524	$13,402	$5,723
Foreign currency translation gain (loss) adjustments, net of taxes of $62 in 2025 and $— in 2024 and 2023	1,574	(1,001)	229
Net actuarial gains (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $149 in 2025, $228 in 2024, and $31 in 2023	610	765	117
Net gains (losses) on derivative instruments designated as cash flow hedges, net of taxes of $(60) in 2025, $48 in 2024, and $(66) in 2023	(279)	169	(134)
Other Comprehensive Income (Loss)	1,905	(67)	212
Comprehensive Income	$8,429	$13,335	$5,935

Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax as of December 31:
Cumulative foreign currency translation (loss) adjustments	$(5,931)	$(7,505)	$(6,504)
Net actuarial (losses) and prior service (cost) and credits	(1)	(611)	(1,376)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	(69)	210	41
Accumulated other comprehensive income (loss)	$(6,001)	$(7,906)	$(7,839)
The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Consolidated Statement of Cash Flows
(in millions)

	Year Ended December 31
	2025	2024	2023
Cash Flow From (Used in) Operating Activities:
Net earnings	$6,524	$13,402	$5,723
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	1,434	1,340	1,277
Amortization of intangible assets	1,682	1,878	1,966
Share-based compensation	664	673	644
Investing and financing losses, net	65	482	126
Trade receivables	(652)	(691)	(356)
Inventories	195	(58)	(232)
Prepaid expenses and other assets	(1,295)	(796)	(542)
Trade accounts payable and other liabilities	954	356	(760)
Income taxes	(5)	(8,028)	(585)
Net Cash From Operating Activities	9,566	8,558	7,261

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(2,171)	(2,207)	(2,202)
Acquisitions of businesses and technologies, net of cash acquired	(105)	—	(877)
Proceeds from business dispositions	—	1	40
Purchases of investment securities	(167)	(169)	(159)
Proceeds from sales of investment securities	3	28	43
Other	18	9	22
Net Cash From (Used in) Investing Activities	(2,422)	(2,338)	(3,133)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt, net and other	(115)	(100)	21
Proceeds from issuance of long-term debt and debt with maturities over 3 months	5	223	2
Repayments of long-term debt and debt with maturities over 3 months	(1,504)	(660)	(2,498)
Purchases of common shares	(893)	(1,295)	(1,227)
Proceeds from stock options exercised	396	264	167
Dividends paid	(4,116)	(3,836)	(3,556)
Other	(82)	—	—
Net Cash From (Used in) Financing Activities	(6,309)	(5,404)	(7,091)

Effect of exchange rate changes on cash and cash equivalents	71	(96)	(23)
Net Increase (Decrease) in Cash and Cash Equivalents	906	720	(2,986)
Cash and Cash Equivalents, Beginning of Year	7,616	6,896	9,882
Cash and Cash Equivalents, End of Year	$8,522	$7,616	$6,896

Supplemental Cash Flow Information:
Income taxes paid	$1,933	$1,723	$1,475
Interest paid	545	604	662
The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Consolidated Balance Sheet
(dollars in millions)

	December 31
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,522	$7,616
Investments, primarily bank time deposits and U.S. treasury bills	417	351
Trade receivables, less allowances of — 2025: $490; 2024: $439	7,929	6,925
Inventories:
Finished products	3,976	3,700
Work in process	904	840
Materials	1,608	1,654
Total inventories	6,488	6,194
Other prepaid expenses and receivables	2,640	2,570
Total current assets	25,996	23,656
Investments	918	886
Property and equipment, at cost:
Land	541	528
Buildings	4,543	4,207
Equipment	17,571	15,517
Construction in progress	2,567	2,488
	25,222	22,740
Less: accumulated depreciation and amortization	13,406	12,082
Net property and equipment	11,816	10,658
Intangible assets, net of amortization	5,526	6,647
Goodwill	24,035	23,108
Deferred income taxes and other assets	18,422	16,459
	$86,713	$81,414

Abbott Laboratories and Subsidiaries
Consolidated Balance Sheet
(dollars in millions)

	December 31
	2025	2024
Liabilities and Shareholders’ Investment
Current liabilities:
Trade accounts payable	$4,240	$4,195
Salaries, wages, and commissions	1,745	1,701
Other accrued liabilities	5,812	5,143
Dividends payable	1,097	1,024
Income taxes payable	569	594
Current portion of long-term debt	3,033	1,500
Total current liabilities	16,496	14,157
Long-term debt	9,896	12,625
Post-employment obligations and other long-term liabilities	7,550	6,731
Commitments and contingencies
Shareholders’ investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2025: 1,996,795,525; 2024: 1,991,472,630	25,527	25,153
Common shares held in treasury, at cost — Shares: 2025: 260,196,074; 2024: 259,774,639	(17,177)	(16,844)
Earnings employed in the business	49,781	47,261
Accumulated other comprehensive income (loss)	(6,001)	(7,906)
Total Abbott Shareholders’ Investment	52,130	47,664
Noncontrolling interests in subsidiaries	641	237
Total Shareholders’ Investment	52,771	47,901
	$86,713	$81,414
The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Consolidated Statement of Shareholders’ Investment
(in millions except shares and per share data)

	Year Ended December 31
	2025	2024	2023
Common Shares:
Beginning of Year
Shares: 2025: 1,991,472,630; 2024: 1,987,883,852; 2023: 1,986,519,278	$25,153	$24,869	$24,709
Issued under incentive stock programs
Shares: 2025: 5,322,895; 2024: 3,588,778; 2023: 1,364,574	295	173	66
Share-based compensation	664	673	646
Issuance of restricted stock awards	(585)	(562)	(552)
End of Year
Shares: 2025: 1,996,795,525; 2024: 1,991,472,630; 2023: 1,987,883,852	$25,527	$25,153	$24,869

Common Shares Held in Treasury:
Beginning of Year
Shares: 2025: 259,774,639; 2024: 253,807,494; 2023: 248,724,257	$(16,844)	$(15,981)	$(15,229)
Issued under incentive stock programs
Shares: 2025: 4,530,646; 2024: 4,423,897; 2023: 4,881,031	296	280	297
Purchased
Shares: 2025: 4,952,081; 2024: 10,391,042; 2023: 9,964,268	(629)	(1,143)	(1,049)
End of Year
Shares: 2025: 260,196,074; 2024: 259,774,639; 2023: 253,807,494	$(17,177)	$(16,844)	$(15,981)

Earnings Employed in the Business:
Beginning of Year	$47,261	$37,554	$35,257
Net earnings	6,524	13,402	5,723
Cash dividends declared on common shares (per share — 2025: $2.40; 2024: $2.24; 2023: $2.08)	(4,189)	(3,904)	(3,625)
Effect of common and treasury share transactions	185	209	199
End of Year	$49,781	$47,261	$37,554

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(7,906)	$(7,839)	$(8,051)
Other comprehensive income (loss)	1,905	(67)	212
End of Year	$(6,001)	$(7,906)	$(7,839)

Noncontrolling Interests in Subsidiaries:
Beginning of Year	$237	$224	$219
Changes to noncontrolling ownership interest	387	—	—
Noncontrolling Interests’ share of income, net of distributions and share repurchases	17	13	5
End of Year	$641	$237	$224
The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
NATURE OF BUSINESS — Abbott’s principal business is the discovery, development, manufacture, and sale of a broad line of healthcare products.
BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company, subsidiaries, and any variable interest entities for which Abbott is the primary beneficiary. Intercompany transactions are eliminated in consolidation. Investments in affiliates over which Abbott has a significant influence, but not a controlling interest, are accounted for using the equity method of accounting.
USE OF ESTIMATES — The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S.) and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for sales rebates, income taxes, pension and other post-employment benefits, valuation of intangible assets, litigation, derivative financial instruments, and inventory and accounts receivable exposures.
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
REVENUE RECOGNITION — Revenue from product sales is recognized upon the transfer of control, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract. Provisions for discounts, rebates, and sales incentives to customers, returns, and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers are not material. Historical data is readily available and reliable and is used for estimating the amount of the reduction in gross sales. Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer’s normal requirements are recorded when the conditions noted above are met. In those situations, management records a returns reserve for such revenue, if necessary. In certain Abbott businesses, primarily within diagnostics, Abbott participates in selling arrangements that include multiple performance obligations (e.g., instruments, reagents, procedures, and service agreements). The total transaction price of the contract is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.
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
EARNINGS PER SHARE — Unvested restricted stock units and awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares in 2025, 2024, and 2023 were $6.5 billion, $13.4 billion, and $5.7 billion, respectively.
PENSION AND POST-EMPLOYMENT BENEFITS — Abbott accrues for the actuarially determined cost of pension and post-employment benefits over the service attribution periods of the employees. Abbott must develop long-term assumptions, the most significant of which are the healthcare cost trend rates, discount rates, and the expected return on plan assets. Differences between the expected long-term return on plan assets and the actual return are amortized over a five-year period. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (Continued)
FAIR VALUE MEASUREMENTS — For assets and liabilities that are measured using quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, adjusted for contract restrictions and other terms specific to that asset or liability. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets or liabilities in active markets. For all remaining assets and liabilities, fair value is derived using a fair value model, such as a discounted cash flow model or Black-Scholes model. Purchased intangible assets are recorded at fair value. The fair value of significant purchased intangible assets is based on independent appraisals. Abbott uses a discounted cash flow model to value intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, terminal values, and market participants. Intangible assets are reviewed for impairment on a quarterly basis. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually.
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
CASH, CASH EQUIVALENTS, AND INVESTMENTS — Cash equivalents consist of bank time deposits, U.S. government securities, money market funds, and U.S. treasury bills with original maturities of three months or less. Abbott holds certain investments with a carrying value of $131 million that are accounted for under the equity method of accounting. Investments held in a rabbi trust and investments in publicly traded equity securities are recorded at fair value and changes in fair value are recorded in earnings. Investments in equity securities that are not traded on public stock exchanges are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
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

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (Continued)
ACQUIRED IN-PROCESS AND COLLABORATIONS RESEARCH AND DEVELOPMENT (IPR&D) — The initial costs of rights to IPR&D projects obtained in an asset acquisition are expensed as IPR&D unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development collaboration agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical or medical device products. The fair value of IPR&D projects acquired in a business combination or a consolidated variable interest entity are capitalized and accounted for as indefinite-lived intangible assets until completed and are then amortized over the remaining useful life. Collaborations are not significant.
CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products, or geographic locations. Product warranties are not significant.
Abbott has no material exposures to off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value. Abbott periodically acquires a business or product rights in which Abbott agrees to pay contingent consideration based on attaining certain thresholds or based on the occurrence of certain events.
Note 2 — New Accounting Standards
Recently Adopted Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an entity to disclose annually additional information related to the company's income tax rate reconciliation and income taxes paid during the period. The guidance is required to be applied prospectively with the option to apply the standard retrospectively. Abbott adopted the standard on January 1, 2025, and applied the guidance prospectively. The new standard did not have an impact on Abbott's consolidated financial statements, but required additional disclosures, as presented in Note 15 — Taxes on Earnings.
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
Note 3 — Revenue
Abbott’s revenues are derived primarily from the sale of a broad line of healthcare products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract, most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott’s products are generally sold directly to retailers, wholesalers, distributors, hospitals, healthcare facilities, laboratories, physicians’ offices, and government agencies throughout the world. Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 3 — Revenue (Continued)
The following tables provide detail by sales category:

	2025			2024			2023
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$4,167	$4,167	$—	$3,858	$3,858	$—	$3,807	$3,807
Other	—	1,369	1,369	—	1,336	1,336	—	1,259	1,259
Total	—	5,536	5,536	—	5,194	5,194	—	5,066	5,066

Nutritional Products —
Pediatric Nutritionals	2,158	1,816	3,974	2,208	1,815	4,023	1,977	1,957	3,934
Adult Nutritionals	1,448	3,029	4,477	1,481	2,909	4,390	1,436	2,784	4,220
Total	3,606	4,845	8,451	3,689	4,724	8,413	3,413	4,741	8,154

Diagnostic Products —
Core Laboratory	1,425	3,935	5,360	1,332	3,903	5,235	1,243	3,916	5,159
Molecular	150	367	517	150	371	521	172	402	574
Point of Care	422	184	606	408	180	588	396	169	565
Rapid Diagnostics	1,538	916	2,454	1,940	1,057	2,997	2,518	1,172	3,690
Total	3,535	5,402	8,937	3,830	5,511	9,341	4,329	5,659	9,988

Medical Devices —
Rhythm Management	1,334	1,315	2,649	1,154	1,236	2,390	1,085	1,170	2,255
Electrophysiology	1,283	1,481	2,764	1,141	1,326	2,467	1,008	1,187	2,195
Heart Failure	1,107	341	1,448	986	293	1,279	888	273	1,161
Vascular	1,118	1,877	2,995	1,056	1,781	2,837	978	1,703	2,681
Structural Heart	1,172	1,351	2,523	1,051	1,195	2,246	883	1,061	1,944
Neuromodulation	773	237	1,010	767	195	962	725	165	890
Diabetes Care	3,181	4,817	7,998	2,633	4,172	6,805	2,129	3,632	5,761
Total	9,968	11,419	21,387	8,788	10,198	18,986	7,696	9,191	16,887

Other	17	—	17	16	—	16	14	—	14

Total	$17,126	$27,202	$44,328	$16,323	$25,627	$41,950	$15,452	$24,657	$40,109
Products sold by the Diagnostics segment include various types of diagnostic tests to detect COVID-19. Abbott’s COVID-19 testing-related sales totaled $297 million in 2025, $747 million in 2024, and $1.6 billion in 2023.

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
Management exercises judgment in estimating variable consideration. Provisions for discounts, rebates, and sales incentives to customers, returns, and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers are not material. Historical data is readily available and reliable and is used for estimating the amount of the reduction in gross sales. Abbott provides rebates to government agencies, wholesalers, group purchasing organizations and other private entities.
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
Other allowances charged against gross sales include cash discounts and returns, which are not significant. Cash discounts are known within 15 to 30 days of sale and therefore can be reliably estimated. Returns can be reliably estimated because Abbott’s historical returns are low, and because sales return terms and other sales terms have remained relatively unchanged for several periods. Product warranties are also not significant.
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
Remaining Performance Obligations
As of December 31, 2025, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was $6.1 billion in the Diagnostic Products segment and $444 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 52 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.
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
Assets Recognized for Costs to Obtain a Contract with a Customer
Abbott has applied the practical expedient in ASC 340-40-25-4 and records as an expense the incremental costs of obtaining contracts with customers in the period of occurrence when the amortization period of the asset that Abbott otherwise would have recognized is one year or less. Upfront commission fees paid to sales personnel as a result of obtaining or renewing contracts with customers are incremental to obtaining the contract. Abbott capitalizes these amounts as contract costs. Capitalized commission fees are amortized based on the contract duration to which the assets relate, which ranges from two to ten years. The amounts as of December 31, 2025, and 2024 were not significant.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 3 — Revenue (Continued)
Additionally, the cost of transmitters provided to customers that use Abbott’s remote monitoring service with respect to certain medical devices are capitalized as contract costs. Capitalized transmitter costs are amortized based on the timing of the transfer of services to which the assets relate, which typically ranges from eight to ten years. The amounts as of December 31, 2025, and 2024 were not significant.
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
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Abbott’s contract liabilities arise primarily in the Medical Devices reportable segment when payment is received upfront for various multi-period extended service arrangements. Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2023	$545
Unearned revenue from cash received during the period	483
Revenue recognized related to contract liability balance	(460)
Balance at December 31, 2024	568
Unearned revenue from cash received during the period	488
Revenue recognized related to contract liability balance	(423)
Balance at December 31, 2025	$633
Note 4 — Supplemental Financial Information
Other (income) expense, net, for 2025, 2024, and 2023 includes $590 million, $542 million, and $498 million of income, respectively, related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans.
In 2024, Abbott sold a non-core business related to its Established Pharmaceutical Products segment. Abbott recorded a loss of $143 million on the sale in Other (income) expense, net in its Consolidated Statement of Earnings. Net assets which primarily related to inventory and net property and equipment, and had a carrying value of $28 million, were included in the sale. The loss on the sale also included $116 million of cumulative foreign currency translation adjustment previously recorded in Accumulated other comprehensive income (loss).
The following summarizes the activity related to the allowance for doubtful accounts:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2023	$241
Provisions/charges to income	61
Amounts charged off and other deductions	(55)
Balance at December 31, 2024	247
Provisions/charges to income	75
Amounts charged off and other deductions	(32)
Balance at December 31, 2025	$290

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
The detail of various balance sheet components is as follows:

(in millions)	December 31, 2025	December 31, 2024
Long-term Investments:
Equity securities	$597	$553
Other	321	333
Total	$918	$886
Abbott’s equity securities as of December 31, 2025, and December 31, 2024, include $323 million and $313 million, respectively, of investments in mutual funds that are held in a rabbi trust. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.
Abbott also holds certain investments as of December 31, 2025, with a carrying value of $131 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of $124 million that do not have a readily determinable fair value.

(in millions)	December 31, 2025	December 31, 2024
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$682	$621
Accrued other rebates	1,257	1,098
All other	3,873	3,424
Total	$5,812	$5,143

(in millions)	December 31, 2025	December 31, 2024
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$2,125	$1,880
Net unrecognized tax benefits	1,397	857
Deferred income taxes	559	512
Operating lease liabilities	931	896
All other	2,538	2,586
Total	$7,550	$6,731

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 5 — Accumulated Other Comprehensive Income (Loss)
The components of the changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

(in millions)	Cumulative Foreign Currency Translation Adjustments	Net Actuarial Gains (Losses) and Prior Service (Costs) and Credits	Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges	Total
Balance at December 31, 2023	$(6,504)	$(1,376)	$41	$(7,839)
Other comprehensive income (loss) before reclassifications	(1,117)	757	245	(115)
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	116	8	(76)	48
Net current period other comprehensive income (loss)	(1,001)	765	169	(67)
Balance at December 31, 2024	(7,505)	(611)	210	(7,906)
Other comprehensive income (loss) before reclassifications	1,574	610	(227)	1,957
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	—	(52)	(52)
Net current period other comprehensive income (loss)	1,574	610	(279)	1,905
Balance at December 31, 2025	$(5,931)	$(1)	$(69)	$(6,001)
________________________________________________________

(a)
(Income) loss amounts reclassified from accumulated other comprehensive income related to cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit cost. See Note 14 — Post-Employment Benefits for additional information. The reclassification of $116 million out of Accumulated other comprehensive income (loss) in 2024 is included in the loss related to the sale of a non-core business included in Other (income) expense.

Note 6 — Business Acquisitions
On November 19, 2025, Abbott entered into a definitive agreement to acquire Exact Sciences Corporation (Exact Sciences), which is expected to enable Abbott to enter the cancer diagnostics market. The acquisition is subject to customary closing conditions, including the approval of Exact Sciences shareholders, and obtaining the required regulatory clearances. Under the terms of the agreement, Abbott will pay $105 per common share in cash at the completion of the transaction, representing a total equity value of approximately $21 billion and an estimated enterprise value of $23 billion. Abbott's financing contemplates absorption of Exact Sciences' estimated $1.8 billion of net debt.
On November 19, 2025, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $20.0 billion in conjunction with its pending acquisition of Exact Sciences. While Abbott plans to fund this transaction with cash on hand and borrowings, the bridge facility will provide back-up financing.
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

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 6 — Business Acquisitions (Continued)
The final allocation of the purchase price of the CSI acquisition resulted in the recording of two non-deductible developed technology intangible assets totaling $305 million; a non-deductible IPR&D asset of $15 million, which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of $369 million; net deferred tax assets of $46 million and other net assets of $116 million. The goodwill is identifiable to the Medical Devices reportable segment and is attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. Revenues and earnings of CSI included in Abbott's consolidated financial statements since the acquisition date are not material to Abbott's consolidated revenue and earnings.
Note 7 — Goodwill and Intangible Assets
The total amount of reported goodwill was $24.0 billion at December 31, 2025, and $23.1 billion at December 31, 2024. Foreign currency translation adjustments increased goodwill by $880 million in 2025 and decreased goodwill by $533 million in 2024. In 2025, business acquisitions increased goodwill by $47 million. The amount of goodwill related to reportable segments at December 31, 2025, was $2.7 billion for the Established Pharmaceutical Products segment, $285 million for the Nutritional Products segment, $3.6 billion for the Diagnostic Products segment, and $17.4 billion for the Medical Devices segment. There were no reductions of goodwill relating to impairments in 2025 and 2024.
The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.6 billion and $27.1 billion as of December 31, 2025, and 2024, respectively. In 2025, the gross amount of amortizable intangible assets increased by $48 million due to a business acquisition and other transactions. Accumulated amortization was $23.3 billion and $21.3 billion as of December 31, 2025, and 2024, respectively. Foreign currency translation adjustments increased intangible assets by $86 million in 2025 and decreased intangible assets by $78 million in 2024. The estimated annual amortization expense for intangible assets recorded at December 31, 2025, is approximately $1.5 billion in 2026, $1.2 billion in 2027, $650 million in 2028, $608 million in 2029, and $363 million in 2030. Amortizable intangible assets are amortized over 2 to 20 years.
Indefinite-lived intangible assets, which relate to IPR&D acquired in a business combination and consolidated variable interest entities, were $1.2 billion and $784 million at December 31, 2025, and 2024, respectively. In 2025, IPR&D increased $428 million, related to transactions in the Medical Devices reportable segment. In 2024, IPR&D decreased by $39 million due to charges recorded in Research and development in the Consolidated Statement of Earnings for the impairment of an indefinite-lived intangible asset related to the Medical Devices reportable segment, and was partially offset by a $35 million increase resulting from the finalization of purchase accounting related to a business acquisition.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 8 — Restructuring Plans
In 2025, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its Diagnostics, Nutritionals, Established Pharmaceuticals, and Medical Devices businesses. Abbott recorded employee related severance and other charges of $274 million, of which $109 million was recorded in Cost of products sold, $53 million was recorded in Research and development, and $112 million was recorded in Selling, general, and administrative expenses. Payments related to these actions totaled $94 million in 2025 and the remaining liabilities totaled $180 million at December 31, 2025. In addition, in 2025, Abbott recognized fixed asset impairment charges of $28 million related to these restructuring plans.
In 2024, Abbott management approved plans to streamline certain operations in order to reduce costs and improve efficiencies in its Diagnostics, Medical Devices, Established Pharmaceuticals, and Nutritionals businesses, including the discontinuation of its ZonePerfect® product line. Abbott recorded employee related severance and other charges of $129 million, of which $62 million was recorded in Cost of products sold, $21 million was recorded in Research and development, and $46 million was recorded in Selling, general and administrative expenses. In addition, Abbott recognized inventory related charges of $34 million and fixed asset impairment charges of $12 million related to these restructuring plans.
The following summarizes the activity related to the 2024 restructuring actions and the status of the related accruals as of December 31, 2025:

(in millions)
Restructuring charges in 2024	$129
Payments and other adjustments	(32)
Accrued balance at December 31, 2024	97
Payments and other adjustments	(70)
Accrued balance at December 31, 2025	$27
In 2023, Abbott management approved plans to restructure various operations in order to reduce costs in its Medical Devices, Diagnostics, and Established Pharmaceuticals businesses. Abbott recorded employee related severance and other charges of $144 million, of which $56 million was recorded in Cost of products sold, $22 million was recorded in Research and development, and $66 million was recorded in Selling, general and administrative expenses. In addition, Abbott recognized fixed asset impairment and inventory related charges of $31 million related to these restructuring plans.
The following summarizes the activity related to the 2023 restructuring actions and the status of the related accruals as of December 31, 2025:

(in millions)
Restructuring charges in 2023	$144
Payments and other adjustments	(65)
Accrued balance at December 31, 2023	79
Payments and other adjustments	(58)
Accrued balance at December 31, 2024	21
Payments and other adjustments	(15)
Accrued balance at December 31, 2025	$6

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 9 — Incentive Stock Program
The 2017 Incentive Stock Program authorizes the granting of nonqualified stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits, and other share-based awards. Stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2025, Abbott granted 1,486,579 stock options, 365,499 restricted stock awards, and 4,439,430 restricted stock units under this program.
Under Abbott’s stock incentive programs, the purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options generally vest equally over three years. Restricted stock awards generally vest over three years, with no more than one-third of the award vesting in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units vest over three years and, upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of options and restricted stock awards and units is recognized as expense over the requisite service period, which may be shorter than the vesting period if an employee is retirement eligible. Forfeitures are estimated at the time of grant. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott generally issues new shares for exercises of stock options. As a policy, Abbott does not purchase its shares relating to its share-based programs.
In April 2017, Abbott’s shareholders authorized the 2017 Incentive Stock Program under which a maximum of 170 million shares were available for issuance. At December 31, 2025, approximately 51 million shares remained available for future issuance.
The following table summarizes stock option activity for the year ended December 31, 2025, and the outstanding stock options as of December 31, 2025.

(intrinsic values in millions)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	26,546,749	$80.70	4.6	$906
Granted	1,486,579	135.26
Exercised	(5,337,114)	55.36
Lapsed	(107,419)	121.45
Outstanding at December 31, 2025	22,588,795	$90.09	4.4	$810
Exercisable at December 31, 2025	19,426,784	$84.71	3.8	$788
The following table summarizes restricted stock awards and units activity for the year ended December 31, 2025.

	Share Units	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2024	10,509,572	$113.48
Granted	4,804,929	135.22
Vested	(5,191,859)	113.61
Forfeited	(580,907)	121.81
Outstanding at December 31, 2025	9,541,735	$123.85
The fair market value of restricted stock awards and units vested in 2025, 2024, and 2023 was $685 million, $570 million, and $536 million, respectively.
The total intrinsic value of options exercised in 2025, 2024, and 2023 was $389 million, $238 million, and $102 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2025, amounted to $467 million, which is expected to be recognized over the next three years.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 9 — Incentive Stock Program (Continued)

Total non-cash stock compensation expense charged against income in 2025, 2024, and 2023 for share-based plans totaled $664 million, $673 million, and $644 million, respectively, and the tax benefit recognized was $223 million, $181 million, and $144 million, respectively. Stock compensation cost capitalized as part of inventory is not significant.
The table below summarizes the fair value of an option granted in 2025, 2024, and 2023 and the assumptions included in the Black-Scholes option-pricing model used to estimate the fair value:

	2025	2024	2023
Fair value	$36.27	$31.10	$26.87
Risk-free interest rate	4.2%	4.3%	4.0%
Average life of options (years)	6.0	6.0	6.0
Volatility	24.8%	25.2%	24.4%
Dividend yield	1.7%	1.9%	1.9%
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
Note 10 — Debt and Lines of Credit
The following is a summary of long-term debt at December 31:

(in millions)	2025	2024
2.95% Notes, due 2025	$—	$1,000
3.875% Notes, due 2025	—	500
1.50% Notes, due 2026	1,344	1,188
3.75% Notes, due 2026	1,700	1,700
0.375% Notes, due 2027	695	615
1.15% Notes, due 2028	650	650
5-year term loan due 2029	589	583
1.40% Notes, due 2030	650	650
4.75% Notes, due 2036	1,650	1,650
6.15% Notes, due 2037	547	547
6.00% Notes, due 2039	515	515
5.30% Notes, due 2040	694	694
4.75% Notes, due 2043	700	700
4.90% Notes, due 2046	3,250	3,250
Unamortized debt issuance costs	(47)	(53)
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	(8)	(64)
Total carrying amount of long-term debt	12,929	14,125
Less: Current portion	3,033	1,500
Total long-term portion	$9,896	$12,625

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 10 — Debt and Lines of Credit (Continued)
On November 19, 2025, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $20.0 billion in conjunction with its pending acquisition of Exact Sciences. While Abbott plans to fund this transaction with cash on hand and borrowings, the bridge facility will provide back-up financing.
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
In 2024, Abbott modified its existing, yen-denominated 5-year term loan scheduled to mature in November 2024. The amended terms included a net increase in principal debt from ¥59.8 billion to ¥92.0 billion, with a new maturity date in June 2029. The modified, 5-year term loan bears interest at the Tokyo Interbank Offered Rate (TIBOR) plus a fixed spread, and the interest rate is reset quarterly. The net proceeds equated to approximately $201 million.
Abbott has readily available financial resources, including unused lines of credit that support commercial paper borrowing arrangements and provide Abbott with the ability to borrow up to $5 billion on an unsecured basis. In 2024, Abbott terminated its 2020 Five Year Credit Agreement (2020 Agreement) and entered into a new Five Year Credit Agreement (Revolving Credit Agreement). There were no outstanding borrowings under the 2020 Agreement at the time of its termination. Any borrowings under the Revolving Credit Agreement will mature and be payable on January 29, 2029, and will bear interest, at Abbott’s option, based on either a base rate or Secured Overnight Financing Rate (SOFR), plus an applicable margin based on Abbott’s credit ratings.
Principal payments required on long-term debt outstanding at December 31, 2025, are $3.0 billion in 2026, $700 million in 2027, $653 million in 2028, $591 million in 2029, $650 million in 2030, and $7.4 billion in 2031 and thereafter.
At December 31, 2025, Abbott’s long-term debt rating was AA- by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.
Note 11 — Leases
Leases where Abbott is the Lessee
Abbott has entered into operating leases as the lessee for office space, manufacturing facilities, R&D laboratories, warehouses, vehicles, and equipment. Finance leases are not significant. Abbott’s operating leases generally have remaining lease terms of 1 to 10 years. Some leases include options to extend beyond the original lease term, generally up to 10 years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised.
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

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 11 — Leases (Continued)
The following table provides information related to Abbott’s operating leases:

(in millions, except weighted averages)	2025	2024	2023
Operating lease cost (a)	$391	$366	$356
Cash paid for amounts included in the measurement of operating lease liabilities	315	300	276
ROU assets arising from entering into new operating lease obligations	300	253	253
Weighted average remaining lease term at December 31 (in years)	7	7	7
Weighted average discount rate at December 31	3.9%	3.6%	3.4%
________________________________________________________

(a)	Includes short-term lease expense and variable lease costs, which were immaterial in the years ended December 31, 2025, 2024, and 2023.
Future minimum lease payments under non-cancellable operating leases as of December 31, 2025, were as follows:

(in millions)
2026	$316
2027	254
2028	197
2029	151
2030	111
Thereafter	362
Total future minimum lease payments – undiscounted	1,391
Less: imputed interest	(184)
Present value of lease liabilities	$1,207
The following table summarizes the amounts and location of operating lease ROU assets and lease liabilities:

(in millions)	December 31, 2025	December 31, 2024	Balance Sheet Caption

Operating Lease - ROU Asset	$1,126	$1,075	Deferred income taxes and other assets

Operating Lease Liability:
Current	$276	$254	Other accrued liabilities
Non-current	931	896	Post-employment obligations and other long-term liabilities
Total Liability	$1,207	$1,150

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 11 — Leases (Continued)
Leases where Abbott is the Lessor
Certain assets, primarily diagnostic instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for reagents and other consumables. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. The allocation of revenue between the lease and non-lease components is based on standalone selling prices. Operating lease revenue represented less than 3 percent of Abbott’s total net sales in the years ended December 31, 2025, 2024, and 2023.
Assets related to operating leases are reported within Net property and equipment on the Consolidated Balance Sheet. The original cost and the net book value of such assets were $4.6 billion and $2.1 billion, respectively, as of December 31, 2025, and $3.9 billion and $1.8 billion, respectively, as of December 31, 2024.
Note 12 — Financial Instruments, Derivatives, and Fair Value Measures
Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates, primarily related to anticipated intercompany purchases by subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.4 billion at December 31, 2025, and $7.0 billion at December 31, 2024, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of December 31, 2025, will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.
Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At December 31, 2025, and 2024, Abbott held gross notional amounts of $13.1 billion and $16.2 billion, respectively, of such foreign currency forward exchange contracts.
Abbott has designated a yen-denominated, 5-year term loan of $589 million and $583 million as of December 31, 2025, and December 31, 2024, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt is due to changes in foreign exchange rates, recorded in Accumulated other comprehensive income (loss), net of tax.
Abbott is a party to interest rate hedge contracts to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. Abbott had interest rate contracts totaling $1.2 billion at December 31, 2025, and $2.2 billion at December 31, 2024.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 12 — Financial Instruments, Derivatives, and Fair Value Measures (Continued)
The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets			Fair Value — Liabilities
(in millions)	2025	2024	Balance Sheet Caption	2025	2024	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$—	$51	Post-employment obligations and other long-term liabilities
Current	—	1	Prepaid expenses and other receivables	19	—	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	57	243	Prepaid expenses and other receivables	231	19	Other accrued liabilities
Others not designated as hedges	51	147	Prepaid expenses and other receivables	66	112	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	589	583	Long-term debt
	$108	$391		$905	$765
The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income.

	Gain (loss) Recognized in Other Comprehensive Income (loss)			Income (expense) and Gain (loss) Reclassified into Income
(in millions)	2025	2024	2023	2025	2024	2023	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$(282)	$347	$(22)	$63	$103	$187	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	(6)	37	27	n/a	n/a	n/a	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	32	44	61	Interest expense
Gains of $104 million and $131 million, and a loss of $44 million were recognized in 2025, 2024, and 2023, respectively, related to foreign currency forward exchange contracts not designated as hedges. These amounts are reported in the Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.
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

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 12 — Financial Instruments, Derivatives, and Fair Value Measures (Continued)

	2025		2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$597	$597	$553	$553
Other	321	321	333	333
Total long-term debt	(12,929)	(12,772)	(14,125)	(13,710)
Foreign Currency Forward Exchange Contracts:
Receivable position	108	108	390	390
(Payable) position	(297)	(297)	(131)	(131)
Interest Rate Hedge Contracts:
Receivable position	—	—	1	1
(Payable) position	(19)	(19)	(51)	(51)
The fair value of the debt was determined based on significant other observable inputs, including current interest rates.
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2025:
Equity securities	$342	$342	$—	$—
Foreign currency forward exchange contracts	108	—	108	—
Total Assets	$450	$342	$108	$—

Fair value of hedged long-term debt	$1,133	$—	$1,133	$—
Interest rate swap derivative financial instruments	19	—	19	—
Foreign currency forward exchange contracts	297	—	297	—
Contingent consideration related to business combinations	1	—	—	1
Total Liabilities	$1,450	$—	$1,449	$1

December 31, 2024:
Equity securities	$323	$323	$—	$—
Interest rate swap derivative financial instruments	1	—	1	—
Foreign currency forward exchange contracts	390	—	390	—
Total Assets	$714	$323	$391	$—

Fair value of hedged long-term debt	$2,096	$—	$2,096	$—
Interest rate swap derivative financial instruments	51	—	51	—
Foreign currency forward exchange contracts	131	—	131	—
Contingent consideration related to business combinations	38	—	—	38
Total Liabilities	$2,316	$—	$2,278	$38

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 12 — Financial Instruments, Derivatives, and Fair Value Measures (Continued)
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
Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $170 million to $180 million. The recorded accrual balance at December 31, 2025, for these proceedings and exposures was approximately $175 million and included $165 million for legal reserves related to a negotiated settlement. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the cases discussed in the second paragraph of this note, the resolution of which could be material to Abbott's financial position, cash flows, or results of operations.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 14 — Post-Employment Benefits
Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Information for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	2025	2024	2025	2024
Projected benefit obligations, January 1	$9,450	$10,030	$1,166	$1,181
Service cost — benefits earned during the year	216	242	43	39
Interest cost on projected benefit obligations	493	469	68	54
(Gains) losses, primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated healthcare costs	(95)	(763)	186	(33)
Benefits paid	(433)	(398)	(78)	(73)
Other, including foreign currency translation	249	(130)	1	(2)
Projected benefit obligations, December 31	$9,880	$9,450	$1,386	$1,166
Plan assets at fair value, January 1	$14,143	$13,085	$277	$288
Actual return (loss) on plan assets	1,891	1,259	53	26
Company contributions	309	349	86	36
Benefits paid	(433)	(398)	(78)	(73)
Other, including foreign currency translation	337	(152)	—	—
Plan assets at fair value, December 31	$16,247	$14,143	$338	$277
Projected benefit obligations less (greater) than plan assets, December 31	$6,367	$4,693	$(1,048)	$(889)
Long-term assets	$7,490	$5,724	$—	$—
Short-term liabilities	(44)	(38)	(2)	(2)
Long-term liabilities	(1,079)	(993)	(1,046)	(887)
Net asset (liability)	$6,367	$4,693	$(1,048)	$(889)
Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial (gains) losses, net	$(156)	$772	$188	$29
Prior service costs (credits)	4	5	1	(8)
Total	$(152)	$777	$189	$21
The $95 million of defined benefit plan gains in 2025 that decreased the projected benefit obligations primarily reflect the favorable impact of actual asset returns in excess of expected returns and the year-over-year increase in discount rates used to measure the obligations. The $186 million of medical and dental plan loss that increased the projected benefit obligations primarily reflects higher claims. The $763 million of defined benefit plan gains and $33 million of medical and dental plan gains in 2024 that decreased the projected benefit obligations primarily reflect the year-over-year increase in the discount rates used to measure the obligations. The projected benefit obligations for non-U.S. defined benefit plans were $2.4 billion and $2.3 billion at December 31, 2025, and 2024, respectively. The accumulated benefit obligations for all defined benefit plans were $9.2 billion and $8.7 billion at December 31, 2025, and 2024, respectively.
For plans where the projected benefit obligations exceeded plan assets at December 31, 2025 and 2024, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2025	2024
Projected benefit obligation	$1,275	$1,180
Fair value of plan assets	152	149

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 14 — Post-Employment Benefits (Continued)
For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2025, and 2024, the aggregate accumulated benefit obligations, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2025	2024
Accumulated benefit obligation	$1,196	$1,112
Projected benefit obligation	1,275	1,180
Fair value of plan assets	152	149
Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net periodic benefit costs, other than service costs, are recognized in the Other (income) expense, net line of the Consolidated Statement of Earnings. The components of the net periodic benefit cost as of December 31 were as follows:

	Defined Benefit Plans			Medical and Dental Plans
(in millions)	2025	2024	2023	2025	2024	2023
Service cost — benefits earned during the year	$216	$242	$230	$43	$39	$38
Interest cost on projected benefit obligations	493	469	455	68	54	59
Expected return on plans’ assets	(1,124)	(1,050)	(971)	(27)	(24)	(23)
Amortization of actuarial losses (gains)	8	24	11	—	(2)	(2)
Amortization of prior service costs (credits)	1	1	1	(9)	(13)	(13)
Total net cost (income)	$(406)	$(314)	$(274)	$75	$54	$59
In addition, approximately $15 million of income was recognized in 2023 related to the curtailment of a non-U.S. defined benefit plan.
Other comprehensive income (loss) for each respective year includes the amortization of actuarial losses (gains) and prior service costs (credits) as noted in the previous table. Other comprehensive income (loss) for each respective year also includes: net actuarial gains of $861 million for defined benefit plans and a loss of $160 million for medical and dental plans in 2025; net actuarial gains of $971 million for defined benefit plans and a gain of $36 million for medical and dental plans in 2024, and net actuarial gains of $182 million for defined benefit plans and a loss of $33 million for medical and dental plans in 2023. The net actuarial gains in 2025 related to defined benefit plans are primarily due to the favorable impact of actual asset returns in excess of expected returns and the year-over-year increase in discount rates. The net actuarial loss in 2025 related to medical and dental plans is primarily due to higher claims. The net actuarial gains in 2024 related to defined benefit plans are primarily due to the favorable impact of actual asset returns in excess of expected returns and the year-over-year increase in discount rates. The net actuarial gain in 2024 related to medical and dental plans is primarily due to the year-over-year increase in discount rates.
The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2025	2024	2023
Discount rate	5.5%	5.4%	4.8%
Expected aggregate average long-term change in compensation	4.6%	4.6%	4.6%
The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2025	2024	2023
Discount rate	5.4%	4.8%	5.0%
Expected return on plan assets	7.6%	7.6%	7.6%
Expected aggregate average long-term change in compensation	4.6%	4.6%	4.5%

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 14 — Post-Employment Benefits (Continued)
The assumed healthcare cost trend rates for medical and dental plans at December 31 were as follows:

	2025	2024	2023
Healthcare cost trend rate assumed for the next year	9%	8%	8%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2033	2031	2029
The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The healthcare cost trend rates represent Abbott’s expected annual rates of change in the cost of healthcare benefits and are forward projections of healthcare costs as of the measurement date.
The following table summarizes the bases used to measure the defined benefit and medical and dental plan assets at fair value:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Measured at NAV (j)
December 31, 2025
Equities:
U.S. large cap (a)	$4,323	$3,072	$—	$—	$1,251
U.S. mid and small cap (b)	952	941	—	4	7
International (c)	3,696	604	—	—	3,092
Fixed income securities:
U.S. government securities (d)	485	7	463	—	15
Corporate debt instruments (e)	1,775	127	1,213	—	435
Non-U.S. government securities (f)	783	61	3	—	719
Other (g)	999	362	180	—	457
Absolute return funds (h)	2,136	404	—	—	1,732
Cash and Cash Equivalents	396	16	—	—	380
Other (i)	1,040	—	3	—	1,037
	$16,585	$5,594	$1,862	$4	$9,125
December 31, 2024
Equities:
U.S. large cap (a)	$3,873	$2,714	$—	$—	$1,159
U.S. mid and small cap (b)	918	909	—	1	8
International (c)	2,827	518	—	—	2,309
Fixed income securities:
U.S. government securities (d)	441	7	420	—	14
Corporate debt instruments (e)	1,558	120	1,032	—	406
Non-U.S. government securities (f)	627	43	2	—	582
Other (g)	916	335	175	—	406
Absolute return funds (h)	1,814	283	—	—	1,531
Cash and Cash Equivalents	314	16	—	—	298
Other (i)	1,132	7	—	—	1,125
	$14,420	$4,952	$1,629	$1	$7,838

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
(f)Primarily United Kingdom, Canada, Japan and Eurozone government bonds.
(g)Primarily asset backed securities, bank loans, interest rate swap positions and diversified fixed income vehicles benchmarked to SOFR, Sterling Overnight Interbank Average (SONIA), or EURIBOR.
(h)Primarily hedge funds and funds invested by managers that have a global mandate with the flexibility to allocate capital broadly across a wide range of asset classes and strategies, including but not limited to equities, fixed income, commodities, interest rate futures, currencies, and other securities to outperform an agreed upon benchmark with specific return and volatility targets.
(i)Primarily investments in private funds, such as private equity, private credit, private real estate, and private energy funds.
(j)Investments measured at fair value using the net asset value (NAV) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company are valued at the NAV provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund minus its liabilities. For approximately half of these funds, investments may be redeemed once per week or month, with a required 2 to 30 day notice period. For the remaining funds, daily redemption of an investment is allowed. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry recognized vendors. Abbott did not have any unfunded commitments related to fixed income funds at December 31, 2025, and 2024. Fixed income securities in a common collective trust or a registered investment company are valued at the NAV provided by the fund administrator. For the majority of these funds, investments may be redeemed either weekly or monthly, with a required 2 to 60 day notice period. For the remaining funds, investments may be generally redeemed daily.
Absolute return funds are valued at the NAV provided by the fund administrator. Abbott did not have any unfunded commitments related to absolute return funds at December 31, 2025, and 2024. Investments in these funds may be generally redeemed monthly or quarterly with required notice periods ranging from 5 to 90 days. For approximately $350 million of the absolute return funds, redemptions are subject to a 25 percent gate and $60 million is subject to a lock until 2028. All private funds are valued at the NAV provided by the fund on a one-quarter lag adjusted for known cash flows and significant events through the reporting date. Investments in the private funds cannot be redeemed but the funds will make distributions through liquidation. The estimate of the liquidation period for each fund ranges from 2026 to 2035. Abbott’s unfunded commitment in these funds was $630 million and $540 million as of December 31, 2025, and 2024, respectively.
The investment mix of equity securities, fixed income, and other asset allocation strategies is based upon achieving a desired return, as well as balancing higher return, more volatile equity securities with lower return, and less volatile fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and in the case of fixed income securities, maturities, and credit quality. The plans do not directly hold any securities of Abbott. There are no known significant concentrations of risk in the plans’ assets. Abbott’s medical and dental plans’ assets are invested in a similar mix as the pension plan assets. The actual asset allocation percentages at year end are consistent with the company’s targeted asset allocation percentages.

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
Abbott funds its domestic pension plans according to U.S. Internal Revenue Service (IRS) funding limitations. International pension plans are funded according to similar regulations. Abbott funded $309 million in 2025 and $349 million in 2024 and 2023 to pension plans. Abbott expects to contribute approximately $85 million to its pension plans in 2026.
Total benefit payments expected to be paid to participants, which include payments funded from company assets, as well as paid from the plans, are as follows:

(in millions)	Defined Benefit Plans	Medical and Dental Plans
2026	$447	$76
2027	466	81
2028	489	86
2029	515	91
2030	540	95
2031 to 2035	3,077	544
The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott’s contributions to this plan were $256 million in 2025, $207 million in 2024, and $199 million in 2023.
Note 15 — Taxes on Earnings
Taxes on earnings reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.
Taxes on earnings included $92 million, $50 million, and $22 million in excess tax benefits associated with share-based compensation in 2025, 2024, and 2023, respectively. As a result of the resolution of various tax positions related to prior years, taxes on earnings in 2025, 2024, and 2023 also included approximately $70 million of net tax benefit, $25 million, and $80 million of net tax expense, respectively. In 2025, taxes on earnings included approximately $610 million of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In 2024, taxes on earnings included $7.5 billion in non-cash valuation allowance adjustments resulting from the restructuring of certain foreign affiliates and the confirmation of certain tax filing positions. The restructuring improved profitability to several of Abbott’s affiliates and management concluded that the related preexisting deferred tax assets, which historically had a full valuation allowance, were more likely than not to be realizable in future periods. In particular, Abbott considered the likelihood of sustained ongoing profitability of the affiliates as a positive factor that outweighed all available negative evidence considered. Accordingly, Abbott released the full valuation allowance on such deferred tax assets and recorded the offset to taxes on earnings.
The TCJA included a one-time transition tax that is based on Abbott’s total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. The tax computation also required the determination of the amount of post-1986 E&P considered held in cash and other specified assets. As of December 31, 2025, the remaining balance of Abbott’s transition tax obligation related to the TCJA was approximately $205 million. The final installment will be paid in 2026 as allowed by the TCJA. Undistributed foreign earnings remain indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.

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
Abbott and the IRS are in active discussions regarding several of the disputed items contained in the 2017 – 2020 SNODs.
In July 2024, Abbott received a $413 million tax assessment from the Malaysian tax authorities for the 2023 tax year. The assessment applies a property capital gains tax on the value of the shares associated with the intercompany sale of an affiliate. Abbott believes the assessment of the Malaysian tax authority to be without merit. In October 2025, the Penang High Court upheld the assessment of the Malaysian tax authority. In October 2025, Abbott filed an appeal with the Malaysian Court of Appeals.
There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which Abbott expects to be individually significant. Abbott intends to vigorously defend its filing positions in all jurisdictions in which it has unresolved tax matters through ongoing discussions with taxing administrations and/or through litigation as necessary. Abbott reserves for uncertain tax positions related to unresolved tax matters where Abbott’s tax filing position does not meet the standard for recognition of an income tax benefit. Abbott continues to believe that the amount of its recorded reserves for uncertain tax positions is appropriate. Reserves for interest and penalties are not significant.
The Organization for Economic Cooperation & Development (OECD) has proposed a two-pillared plan for a revised international tax system. Pillar 1 proposes to reallocate taxing rights among the jurisdictions in which in-scope multinational corporations operate. Pillar 2 proposes to assess a 15 percent minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Numerous countries have enacted legislation to adopt the Pillar 2 model rules. On January 5, 2026, the OECD released administrative guidance that, when enacted, exempts US-parented groups from the Pillar 2 minimum tax. Abbott continues to monitor legislative developments and assess any potential impacts on Abbott's operations for both the Pillar 1 and Pillar 2 proposals.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 15 — Taxes on Earnings (Continued)
Earnings before taxes, and the related provisions for taxes on earnings, were as follows:

(in millions)	2025	2024	2023
Earnings Before Taxes:
Domestic	$1,762	$947	$1,192
Foreign	6,704	6,066	5,472
Total	$8,466	$7,013	$6,664

(in millions)	2025	2024	2023
Taxes on Earnings:
Current:
Domestic	$—	$497	$528
Federal	302
State	85
Foreign	1,114	1,075	874
Total current	1,501	1,572	1,402
Deferred:
Domestic	—	(459)	(382)
Federal	(217)
State	(40)
Foreign	698	(7,502)	(79)
Total deferred	441	(7,961)	(461)
Total	$1,942	$(6,389)	$941

Income taxes paid (net of refunds received) were as follows:

(in millions)	2025
Income taxes paid (net of refunds received):
Federal	$683
State	33
Foreign:
Germany	139
United Kingdom	384
All other jurisdictions	694
Total	$1,933

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 15 — Taxes on Earnings (Continued)
Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2025
(dollars in millions)	Amount	Percent
U.S. federal statutory tax rate	$1,778	21.0%

Foreign tax effects
Costa Rica
Tax rate differential	(116)	(1.4)
Germany
Affiliate financing	100	1.2
Other	40	0.5
Luxembourg
Affiliate investing	596	7.0
Malta
Tax rate differential	(137)	(1.6)
Affiliate financing	(159)	(1.9)
Other	(40)	(0.5)

Other foreign jurisdictions	128	1.5

Effect of cross-border tax laws
Foreign derived intangible income (FDII)	(148)	(1.7)
Other	40	0.5

Other adjustments	(140)	(1.7)
Effective tax rate	$1,942	22.9%

	2024	2023
Statutory tax rate on earnings	21.0%	21.0%
Impact of foreign operations	(1.8)	(3.6)
Foreign-derived intangible income benefit	(2.3)	(2.2)
Valuation allowance adjustments	(107.1)	—
Excess tax benefits related to stock compensation	(0.7)	(0.3)
Research tax credit	(1.0)	(1.1)
Resolution of certain tax positions pertaining to prior years	0.4	1.2
Intercompany restructurings and integration	0.2	(1.4)
State taxes, net of federal benefit	0.3	0.5
All other, net	(0.1)	—
Effective tax rate on earnings	(91.1)%	14.1%
Impact of foreign operations is primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, Costa Rica, Singapore, Malta, and Malaysia.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 15 — Taxes on Earnings (Continued)
The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

(in millions)	2025	2024
Deferred tax assets:
Trade receivable reserves	$227	$230
Research and development costs	902	773
Inventory reserves	146	168
Lease liabilities	280	265
Deferred intercompany profit	319	284
NOLs, reserves not currently deductible, credit carryforwards and other	9,730	10,353
Total deferred tax assets before valuation allowance	11,604	12,073
Valuation allowance	(1,771)	(1,664)
Total deferred tax assets	9,833	10,409
Deferred tax liabilities:
Compensation and employee benefits	(520)	(276)
Depreciation	(489)	(408)
Right of use lease assets	(263)	(249)
Other, primarily the excess of book basis over tax basis of intangible assets	(1,056)	(1,365)
Total deferred tax liabilities	(2,328)	(2,298)
Total net deferred tax assets (liabilities)	$7,505	$8,111

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 15 — Taxes on Earnings (Continued)
The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

(in millions)	2025	2024
January 1	$3,568	$3,323
Increase due to current year tax positions	343	167
Increase due to prior year tax positions	245	174
Decrease due to prior year tax positions	(77)	(50)
Settlements	(18)	(13)
Lapse of statute	(24)	(33)
December 31	$4,037	$3,568
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
Diagnostic Products—Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories, and alternate-care testing sites. For segment reporting purposes, the Core Laboratory, Rapid Diagnostics, Molecular, and Point of Care businesses are aggregated and reported as the Diagnostic Products segment.
Medical Devices—Worldwide sales of rhythm management, electrophysiology, heart failure, vascular, structural heart, neuromodulation, and diabetes care products. For segment reporting purposes, the Rhythm Management, Electrophysiology, Heart Failure, Vascular, Structural Heart, Neuromodulation, and Diabetes Care businesses are aggregated and reported as the Medical Devices segment.
Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The chief operating decision maker (CODM) at Abbott is the Chief Executive Officer. The CODM primarily considers sales and operating margin to assess the performance of segments and to allocate resources, where segment operating margin profitability includes cost of products sold and operating expenses. The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to segments. In addition, intangible asset amortization is not allocated to operating segments, and intangible assets and goodwill are not included in the measure of each segment’s assets.

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

	Net Sales to External Customers (a)			Cost of Products Sold			Research and Development			Selling, General and Administrative			Operating Earnings (a)
(in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Established Pharmaceuticals	$5,536	$5,194	$5,066	$(2,615)	$(2,444)	$(2,357)	$(176)	$(176)	$(173)	$(1,455)	$(1,341)	$(1,330)	$1,290	$1,233	$1,206
Nutritionals	8,451	8,413	8,154	(4,569)	(4,532)	(4,495)	(213)	(209)	(204)	(2,111)	(2,167)	(2,122)	1,558	1,505	1,333
Diagnostics	8,937	9,341	9,988	(4,984)	(4,995)	(5,264)	(602)	(656)	(698)	(1,611)	(1,617)	(1,593)	1,740	2,073	2,433
Medical Devices	21,387	18,986	16,887	(6,973)	(6,408)	(5,803)	(1,753)	(1,546)	(1,362)	(5,449)	(4,879)	(4,416)	7,212	6,153	5,306
Total	$44,311	$41,934	$40,095	$(19,141)	$(18,379)	$(17,919)	$(2,744)	$(2,587)	$(2,437)	$(10,626)	$(10,004)	$(9,461)	$11,800	$10,964	$10,278
Other	17	16	14
Net sales	$44,328	$41,950	$40,109
Corporate functions and plan benefit costs													(157)	(422)	(308)
Net interest expense													(185)	(215)	(252)
Share-based compensation													(664)	(673)	(644)
Amortization of Intangible assets													(1,682)	(1,878)	(1,966)
Other, net (b)													(646)	(763)	(444)
Earnings before Taxes													$8,466	$7,013	$6,664
________________________________________________________

(a)	In 2025, foreign exchange favorably impacted net sales and unfavorably impacted operating earnings. In 2024 and 2023, foreign exchange unfavorably impacted net sales and operating earnings.
(b)
Other, net includes costs directly related to integrating acquired businesses and restructuring charges in 2025, 2024, and 2023. Charges and expenses for restructuring actions and other cost reduction initiatives were $287 million in 2025, $185 million in 2024, and $122 million in 2023. Other, net also includes: in 2025, $165 million for legal reserves related to a negotiated settlement; in 2024, a $143 million loss on the divestiture of a non-core business, as well as intangible and IPR&D asset impairments; and in 2023, charges of $100 million related to intangible asset impairments, partially offset by income arising from fair value changes in contingent consideration related to previous business acquisitions.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 16 — Segment and Geographic Area Information (Continued)

	Depreciation			Additions to Property and Equipment (c)			Total Assets
(in millions)	2025	2024	2023	2025	2024	2023	2025	2024
Established Pharmaceuticals	$101	$96	$104	$169	$183	$185	$3,540	$3,087
Nutritionals	175	159	155	302	382	457	4,791	4,404
Diagnostics	533	521	499	761	758	750	8,273	7,678
Medical Devices	378	343	315	658	630	604	10,689	9,472
Total Reportable Segments	1,187	1,119	1,073	1,890	1,953	1,996	$27,293	$24,641
Other	247	221	204	259	292	213
Total	$1,434	$1,340	$1,277	$2,149	$2,245	$2,209

(in millions)	2025	2024
Total Reportable Segment Assets	$27,293	$24,641
Cash and investments	9,857	8,853
Goodwill and intangible assets	29,561	29,755
All other (d)	20,002	18,165
Total Assets	$86,713	$81,414
________________________________________________________

(c)	Amounts exclude property and equipment acquired through business acquisitions.
(d)
All other includes long-term assets associated with the defined benefit plans of $7.5 billion in 2025 and $5.7 billion in 2024, and deferred tax assets of $8.1 billion in 2025 and $8.6 billion in 2024.

	Net Sales to External Customers (e)
(in millions)	2025	2024	2023
United States	$17,126	$16,323	$15,452
Germany	2,759	2,539	2,345
China	1,907	2,113	2,253
Switzerland	1,871	1,747	1,638
India	1,871	1,817	1,750
Japan	1,475	1,441	1,513
United Kingdom	1,340	1,185	991
All Other Countries	15,979	14,786	14,168
Consolidated	$44,328	$41,950	$40,109
________________________________________________________

(e)	Sales by country are based on the country that sold the product.
Long-lived assets on a geographic basis primarily include property and equipment. It excludes goodwill, intangible assets, deferred tax assets, and financial instruments. At December 31, 2025, and 2024, long-lived assets totaled $22.2 billion and $18.5 billion, respectively, and in the U.S. such assets totaled $11.9 billion and $10.3 billion, respectively. Long-lived asset balances associated with other countries were not material on an individual country basis in either of the two years.

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
Abbott’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2025, the company’s internal control over financial reporting was effective based on those criteria.
Abbott’s independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company’s internal control over financial reporting. This report appears on page 80.
Robert B. Ford
Chairman of the Board and Chief Executive Officer
Philip P. Boudreau
Executive Vice President, Finance and Chief Financial Officer
John A. McCoy, Jr.
Vice President, Finance and Controller
February 20, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Abbott Laboratories
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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
As disclosed in Note 15 to the consolidated financial statements, unrecognized tax benefits were approximately $4.0 billion at December 31, 2025. The Company operates in a complex global tax environment and is subject to tax laws and regulations in numerous countries. Uncertain tax positions may arise from interpretations and judgments made by the Company in the application of the relevant tax statutes, regulations, rulings and case law across the numerous countries. The Company uses significant judgement in the application of the tax laws and regulations in its accounting for uncertain tax positions in certain countries.
Auditing the accounting for uncertain tax positions was challenging because the recognition of some of the uncertain tax positions in certain countries is judgmental and is based on interpretations of tax statutes, regulations, rulings and case law.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to monitor and assess the technical merits of some of the tax positions taken in certain countries. We also identified and tested controls over the Company’s process to determine the application of the relevant tax statutes, regulations, rulings and case law, including management’s process to determine the amount, if any, to recognize from the related tax positions.

With the assistance of our income tax professionals, we performed audit procedures that included, among others, evaluating the technical merits of some of the Company’s tax positions in certain countries, including the reasonableness of management’s judgment with respect to the interpretation of tax laws and regulations by reading and evaluating management’s documentation. We also tested the appropriateness and consistency of management’s methods and data associated with the measurement of unrecognized tax benefits for those tax positions, including assessing the amount of tax benefit, if any, to be recognized.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois

February 20, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Abbott Laboratories

Opinion on Internal Control Over Financial Reporting
We have audited Abbott Laboratories and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Abbott Laboratories and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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
February 20, 2026

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
Internal Control Over Financial Reporting
Management’s annual report on internal control over financial reporting. Management’s report on Abbott’s internal control over financial reporting is included on page 77 hereof. The report of Abbott’s independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 80 hereof.
Changes in internal control over financial reporting. During the quarter ended December 31, 2025, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference are "Item 1: Election of directors," "Committees of the Board of Directors," "Corporate governance matters," "Delinquent Section 16(a) reports," and "Procedure for recommendation and nomination of directors and transaction of business at Annual Meeting" to be included in the 2026 Abbott Laboratories Proxy Statement. The 2026 Proxy Statement will be filed on or about March 13, 2026. Also incorporated herein by reference is the text found under the caption, “Information About Our Executive Officers” on pages 19 through 20 hereof.
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
ITEM 11. EXECUTIVE COMPENSATION
The material required by this Item 11 will be included in the 2026 Proxy Statement under the headings "Director compensation" and "Executive compensation," and such material is incorporated herein by reference. The 2026 Proxy Statement will be filed on or about March 13, 2026.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)Equity Compensation Plan Information. Incorporated herein by reference in the material under the heading "Equity compensation plan information" in the 2026 Proxy Statement. The 2026 Proxy Statement will be filed on or about March 13, 2026.
(b)Information Concerning Security Ownership. Incorporated herein by reference is the material under the headings "Security ownership of executive officers and directors" and "Information concerning security ownership" in the 2026 Proxy Statement. The 2026 Proxy Statement will be filed on or about March 13, 2026.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The material to be included in the 2026 Proxy Statement under the headings "Director independence," "Corporate governance matters," and "Approval process for related person transactions" is incorporated herein by reference. The 2026 Proxy Statement will be filed on or about March 13, 2026.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The material to be included in the 2026 Proxy Statement under the headings "Audit fees and Non-audit fees" and "Policy on Audit Committee pre-approval of audit and permissible non-audit services of the independent auditor" is incorporated herein by reference. The 2026 Proxy Statement will be filed on or about March 13, 2026.

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
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3-05 of Regulation S-X
(3)Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is set forth in Item 15(b) below.
(b)Exhibits filed.

10-K Exhibit Table Item No.

2.1	*
Agreement and Plan of Merger, dated as of November 19, 2025, by and among Abbott Laboratories, Badger Merger Sub I, Inc. and Exact Sciences Corporation, filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K filed on November 20, 2025.

3.1	*	Amended and Restated Articles of Incorporation of Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on April 26, 2021.

3.2	*	Amended and Restated By-Laws of Abbott Laboratories, effective December 12, 2025, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on December 12, 2025.

4.1	*
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

10-K Exhibit Table Item No.
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

4.32	*	Description of Registrant’s Securities, filed as Exhibit 4.36 to the 2021 Abbott Laboratories Annual Report on Form 10-K.

10.1	*	Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**

10.2	*	Abbott Laboratories Deferred Compensation & Restoration Plan, as amended and restated, filed as Exhibit 10.2 to Abbott Laboratories 2024 Annual Report on Form 10-K.**

10.3	*	Abbott Laboratories 401(k) Supplemental Plan, as amended and restated, filed as Exhibit 10.3 to Abbott Laboratories 2024 Annual Report on Form 10-K.**

10.4	*	Abbott Laboratories Supplemental Pension Plan, as amended and restated, filed as Exhibit 10.4 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.5	*	1986 Abbott Laboratories Management Incentive Plan, as amended and restated, filed as Exhibit 10.5 to the 2023 Abbott Laboratories Annual Report on Form 10-K.**

10.6	*	1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.6 to the 2023 Abbott Laboratories Annual Report on Form 10-K.**

10-K Exhibit Table Item No.
10.7	*	Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.7 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**

10.8	*	Abbott Laboratories 2009 Incentive Stock Program, as amended and restated, filed as Exhibit 10.9 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.9	*	Abbott Laboratories 2017 Incentive Stock Program, as amended and restated, filed as Exhibit 10.9 to the 2023 Abbott Laboratories Annual Report on Form 10-K.**

10.10	*	Abbott Laboratories Non-Employee Directors’ Fee Plan, as amended and restated, filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the period ended March 31, 2025.**

10.11	*	Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.12	*	Form of Non-Qualified Stock Option Agreement (ratably vested), filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.13	*	Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.47 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.14	*	Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors, filed as Exhibit 10.48 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.15	*	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.58 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.16	*	Form of Non-Qualified Stock Option Agreement for executive officers, filed as Exhibit 10.59 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.17	*	Form of Non-Qualified Stock Option Agreement for foreign employees, filed as Exhibit 10.60 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.18	*	Form of Non-Qualified Stock Option Agreement for foreign executive officers, filed as Exhibit 10.61 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.19	*
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
Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers, extending the agreement term to December 31, 2026, filed as Exhibit 10.47 to the 2024 Abbott Laboratories Annual Report on Form 10-K.**

10.47	*	Form of Time Sharing Agreement between Abbott Laboratories Inc. and Robert B. Ford, filed as Exhibit 10.68 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.48	*	Management Savings Plan, as amended and restated, filed as Exhibit 10.75 to the 2019 Abbott Laboratories Annual Report on Form 10-K.**

10.49	*	Abbott Overseas Managers Pension Plan, as amended and restated, filed as Exhibit 10.74 to the 2020 Abbott Laboratories Annual Report on Form 10-K.**

10.50	*
Five Year Credit Agreement, dated as of January 29, 2024, among Abbott Laboratories, as borrower, various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.65 to the 2023 Abbott Laboratories Annual Report on Form 10-K.

19	*	Abbott Laboratories Insider Trading Policy, filed as Exhibit 19 to the 2024 Abbott Laboratories Annual Report on Form 10-K.

21		Subsidiaries of Abbott Laboratories.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2		Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10-K Exhibit Table Item No.
97	*	Abbott Laboratories Dodd-Frank Clawback Policy, filed as Exhibit 97 to the 2023 Abbott Laboratories Annual Report on Form 10-K.

101
The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 20, 2026, formatted in Inline XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Balance Sheet; (v) Consolidated Statement of Shareholders’ Investment; and (vi) the notes to the consolidated financial statements.

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

ABBOTT LABORATORIES

By	/s/ ROBERT B. FORD
Robert B. Ford
Chairman of the Board and Chief Executive Officer

Date:	February 20, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 20, 2026 in the capacities indicated below.

/s/ ROBERT B. FORD	/s/ PHILIP P. BOUDREAU
Robert B. Ford	Philip P. Boudreau
Chairman of the Board and Chief Executive Officer, and Director of Abbott Laboratories (principal executive officer)	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)

/s/ JOHN A. MCCOY, JR.
John A. McCoy, Jr.
Vice President, Finance and Controller (principal accounting officer)

/s/ NITA AHUJA	/s/ ROBERT J. ALPERN
Nita Ahuja, M.D.	Robert J. Alpern, M.D.
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ CLAIRE BABINEAUX-FONTENOT	/s/ SALLY E. BLOUNT
Claire Babineaux-Fontenot	Sally E. Blount, Ph.D.
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ PAOLA GONZALEZ	/s/ MICHELLE A. KUMBIER
Paola Gonzalez	Michelle A. Kumbier
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ DARREN W. MCDEW	/s/ NANCY MCKINSTRY
Darren W. McDew	Nancy McKinstry
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ MICHAEL G. O'GRADY	/s/ MICHAEL F. ROMAN
Michael G. O'Grady	Michael F. Roman
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ DANIEL J. STARKS	/s/ JOHN G. STRATTON
Daniel J. Starks	John G. Stratton
Director of Abbott Laboratories	Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(in millions)

Allowances for Doubtful Accounts and Product Returns	Balance at Beginning of Year	Provisions/ Charges to Income	Amounts Charged Off and Other Deductions	Balance at End of Year
2025	$439	$139	$(88)	$490
2024	444	113	(118)	439
2023	500	60	(116)	444

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Abbott Laboratories

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2025 and 2024, for each of the three years in the period ended December 31, 2025, and have issued our report thereon dated February 20, 2026 (included elsewhere in this Annual Report on Form 10-K). Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K (the “schedule”). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Chicago, Illinois

February 20, 2026