Form 10-Q
period 2026-03-31
ABBOTT LABORATORIES
filed 2026-04-29
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2026, Abbott Laboratories had 1,741,812,429 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended
	March 31
	2026	2025
Net sales	$11,164	$10,358

Cost of products sold, excluding amortization of intangible assets	4,890	4,468
Amortization of intangible assets	422	420
Research and development	767	716
Selling, general, and administrative	3,740	3,061
Total operating cost and expenses	9,819	8,665

Operating earnings	1,345	1,693

Interest expense	174	131
Interest (income)	(106)	(82)
Net foreign exchange (gain) loss	(13)	(7)
Other (income) expense, net	(159)	(127)
Earnings before taxes	1,449	1,778
Taxes on earnings	372	453
Net Earnings	$1,077	$1,325

Basic Earnings Per Common Share	$0.62	$0.76

Diluted Earnings Per Common Share	$0.61	$0.76

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,742,480	1,739,206
Dilutive Common Stock Options	4,593	8,014
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,747,073	1,747,220

Outstanding Common Stock Options Having No Dilutive Effect	9,900	1,431
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended
	March 31
	2026	2025
Net Earnings	$1,077	$1,325
Foreign currency translation gain (loss) adjustments, net of taxes of $(11) in 2026 and $32 in 2025	(400)	550
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $1 in 2026 and $— in 2025	(13)	30
Net gains (losses) for derivative instruments designated as cash flow hedges, net of taxes of $32 in 2026 and $(40) in 2025	102	(91)
Other comprehensive income (loss)	(311)	489
Comprehensive Income	$766	$1,814

	March 31, 2026	December 31, 2025
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(6,331)	$(5,931)
Net actuarial (losses) and prior service (costs) and credits	(14)	(1)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	33	(69)
Accumulated other comprehensive income (loss)	$(6,312)	$(6,001)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$6,803	$8,522
Short-term investments	492	417
Trade receivables, less allowances of $494 in 2026 and $490 in 2025	8,210	7,929
Inventories:
Finished products	4,274	3,976
Work in process	994	904
Materials	1,721	1,608
Total inventories	6,989	6,488
Prepaid expenses and other receivables	3,014	2,640
Total Current Assets	25,508	25,996
Investments	1,090	918
Property and equipment, at cost	25,737	25,222
Less: accumulated depreciation and amortization	13,360	13,406
Net property and equipment	12,377	11,816
Intangible assets, net of amortization	17,875	5,526
Goodwill	35,221	24,035
Deferred income taxes and other assets	18,358	18,422
	$110,429	$86,713
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,679	$4,240
Salaries, wages, and commissions	1,212	1,745
Other accrued liabilities	6,379	5,812
Dividends payable	1,100	1,097
Income taxes payable	598	569
Current portion of long-term debt	4,409	3,033
Total Current Liabilities	18,377	16,496
Long-term debt	29,638	9,896
Post-employment obligations, deferred income taxes, and other long-term liabilities	9,713	7,550
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2026: 1,998,233,756; 2025: 1,996,795,525	25,352	25,527
Common shares held in treasury, at cost — Shares: 2026: 256,420,602; 2025: 260,196,074	(16,935)	(17,177)
Earnings employed in the business	49,956	49,781
Accumulated other comprehensive income (loss)	(6,312)	(6,001)
Total Abbott Shareholders’ Investment	52,061	52,130
Noncontrolling interests	640	641
Total Shareholders’ Investment	52,701	52,771
	$110,429	$86,713
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended March 31
	2026	2025
Common Shares:
Balance at January 1
Shares: 2026: 1,996,795,525; 2025: 1,991,472,630	$25,527	$25,153
Issued under incentive stock programs
Shares: 2026: 1,438,231; 2025: 4,385,976	59	239
Share-based compensation	330	303
Issuance of restricted stock awards	(564)	(570)
Balance at March 31
Shares: 2026: 1,998,233,756; 2025: 1,995,858,606	$25,352	$25,125

Common Shares Held in Treasury:
Balance at January 1
Shares: 2026: 260,196,074; 2025: 259,774,639	$(17,177)	$(16,844)
Issued under incentive stock programs
Shares: 2026: 3,926,228; 2025: 3,935,939	260	256
Purchased
Shares: 2026: 150,756; 2025: 182,716	(18)	(24)
Balance at March 31
Shares: 2026: 256,420,602; 2025: 256,021,416	$(16,935)	$(16,612)

Earnings Employed in the Business:
Balance at January 1	$49,781	$47,261
Net earnings	1,077	1,325
Cash dividends declared on common shares (per share — 2026: $0.63; 2025: $0.59)	(1,101)	(1,033)
Effect of common and treasury share transactions	199	162
Balance at March 31	$49,956	$47,715

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(6,001)	$(7,906)
Other comprehensive income (loss)	(311)	489
Balance at March 31	$(6,312)	$(7,417)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$641	$237
Noncontrolling interests’ share of income (loss), net of distributions and share repurchases	(1)	16
Balance at March 31	$640	$253
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Three Months Ended March 31
	2026	2025
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,077	$1,325
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	381	336
Amortization of intangible assets	422	420
Share-based compensation	317	289
Trade receivables	(42)	(262)
Inventories	(420)	(255)
Other, net	(420)	(436)
Net Cash From Operating Activities	1,315	1,417

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(399)	(484)
Acquisitions of businesses and technologies, net of cash acquired	(19,798)	—
Sales (purchases) of other investment securities, net	(161)	8
Other	34	6
Net Cash From (Used in) Investing Activities	(20,324)	(470)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	31	(36)
Proceeds from issuance of long-term debt	19,860	1
Repayments of long-term debt	(1,416)	(1,001)
Purchases of common shares	(180)	(280)
Proceeds from stock options exercised	116	287
Dividends paid	(1,098)	(1,026)
Net Cash From (Used in) Financing Activities	17,313	(2,055)

Effect of exchange rate changes on cash and cash equivalents	(23)	24

Net Increase (Decrease) in Cash and Cash Equivalents	(1,719)	(1,084)
Cash and Cash Equivalents, Beginning of Year	8,522	7,616
Cash and Cash Equivalents, End of Period	$6,803	$6,532
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position, and cash flows have been made. These statements should be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

Note 2 — New Accounting Standards
Recent Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires an entity to disclose on an annual and interim basis, disaggregated information about specific income statement expense categories. The guidance should be applied prospectively with the option to apply the standard retrospectively. The standard becomes effective for Abbott for full year 2027 reporting. Abbott is currently evaluating the impact of this new standard on its consolidated financial statements.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)
Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad portfolio of healthcare products under short-term receivable arrangements. Abbott has four reportable segments: Established Pharmaceutical Products, Nutritional Products, Diagnostic Products, and Medical Devices.

The following tables provide detail by sales category:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$1,089	$1,089	$—	$965	$965
Other	—	337	337	—	295	295
Total	—	1,426	1,426	—	1,260	1,260
Nutritional Products —
Pediatric Nutritionals	511	442	953	588	453	1,041
Adult Nutritionals	333	731	1,064	367	738	1,105
Total	844	1,173	2,017	955	1,191	2,146
Diagnostic Products —
Core Laboratory	347	925	1,272	332	845	1,177
Rapid and Molecular	465	347	812	539	338	877
Cancer Diagnostics	93	3	96	—	—	—
Total	905	1,275	2,180	871	1,183	2,054
Medical Devices —
Rhythm Management	339	345	684	304	281	585
Electrophysiology	378	410	788	333	342	675
Heart Failure	292	97	389	262	77	339
Vascular	291	486	777	268	442	710
Structural Heart	224	354	578	248	283	531
Neuromodulation	177	66	243	176	52	228
Diabetes Care	822	1,258	2,080	748	1,079	1,827
Total	2,523	3,016	5,539	2,339	2,556	4,895
Other	2	—	2	3	—	3
Total	$4,274	$6,890	$11,164	$4,168	$6,190	$10,358
___________________________________

Notes:
Abbott's Amplatzer Amulet Left Atrial Appendage Occluder device and related accessories were transferred from Structural Heart to Electrophysiology on January 1, 2026. As a result, $46 million of sales in the first quarter of 2025 were reclassified from Structural Heart to Electrophysiology.

Beginning in 2026, Abbott aggregated its previously reported Rapid Diagnostics, Molecular Diagnostics, and Point of Care businesses into the Rapid and Molecular Diagnostics business.

On March 23, 2026, Abbott completed the acquisition of Exact Sciences Corporation (Exact Sciences). Following the acquisition, the sales of Exact Sciences are presented as Abbott's Cancer Diagnostics business.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 3 — Revenue (Continued)
Remaining Performance Obligations

As of March 31, 2026, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was $6.2 billion in the Diagnostic Products segment, $429 million in the Medical Devices segment and $258 million in the Established Pharmaceuticals segment. Abbott expects to recognize revenue on approximately 52 percent of these remaining performance obligations over the next 24 months, approximately 18 percent over the subsequent 12 months, and the remainder thereafter.

These performance obligations primarily reflect the future sale of products in contracts with minimum purchase obligations, extended warranty or service obligations related to previously sold equipment, and remote monitoring services related to previously implanted devices. Abbott has applied the practical expedient described in FASB Accounting Standards Codification (ASC) 606-10-50-14 and has not included remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2025	$633
Unearned revenue from cash received during the period	150
Revenue recognized related to contract liability balance	(123)
Balance at March 31, 2026	$660

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended March 31, 2026, and 2025, were $1.1 billion and $1.3 billion, respectively.

Other, net in Net Cash From Operating Activities in the Condensed Consolidated Statement of Cash Flows for the first three months of 2026 includes the payment of cash taxes of $266 million. The first three months of 2025 included $235 million of pension contributions and the payment of cash taxes of $255 million.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 4 — Supplemental Financial Information (Continued)
The following summarizes the activity for the first three months of 2026 related to the allowance for doubtful accounts as of March 31, 2026:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2025	$290
Provisions/charges to income	26
Amounts charged off and other deductions	(6)
Balance at March 31, 2026	$310

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

The components of long-term investments are as follows:

(in millions)	March 31, 2026	December 31, 2025
Long-term Investments:
Equity securities	$727	$597
Other	363	321
Total	$1,090	$918
The increase in Abbott’s long-term investments as of March 31, 2026, compared to December 31, 2025, primarily reflects non-marketable securities acquired in the Exact Sciences acquisition, as well as additional investments.

Abbott’s equity securities as of March 31, 2026, include $309 million of investments in mutual funds that are held in a rabbi trust. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott holds certain investments as of March 31, 2026, including investments accounted for under the equity method with a carrying value of $151 million and other equity investments with a carrying value of $241 million that do not have a readily determinable fair value.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)
Note 5 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended March 31
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2026	2025	2026	2025	2026	2025
Balance at January 1	$(5,931)	$(7,505)	$(1)	$(611)	$(69)	$210
Other comprehensive income (loss) before reclassifications	(400)	550	(16)	30	49	(64)
Amounts reclassified from accumulated other comprehensive income	—	—	3	—	53	(27)
Net current period comprehensive income (loss)	(400)	550	(13)	30	102	(91)
Balance at March 31	$(6,331)	$(6,955)	$(14)	$(581)	$33	$119
Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 13 — Post-Employment Benefits for additional details.

Note 6 — Business Acquisition
On March 23, 2026, Abbott completed the acquisition of Exact Sciences for approximately $20.6 billion. The acquisition was funded primarily through the issuance of $20.0 billion of long-term debt in March 2026, with the remainder funded by cash on hand. Under the terms of the agreement, Abbott paid $105 per common share in cash. As part of the acquisition, Abbott assumed approximately $2.8 billion of Exact Sciences’ debt, of which $1.4 billion was repaid in March 2026. The remaining debt is expected to be repaid in 2026. The acquisition of Exact Sciences is expected to establish Abbott's position in the cancer diagnostics market and expands its portfolio to include products such as Cologuard®, Oncotype DX®, and Cancerguard®.
The preliminary allocation of the fair value of the Exact Sciences acquisition is shown in the table below. Allocation of the purchase price of the acquisition will be finalized when the valuation of assets and liabilities is completed and differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$12.8
Goodwill, non-deductible	11.4
Acquired net tangible assets	0.4
Deferred income taxes recorded at acquisition	(2.0)
Net debt	(2.0)
Total preliminary allocation of fair value	$20.6
The goodwill is primarily attributable to future growth opportunities, assembled workforce, potential future technologies, and other intangible assets that do not qualify for separate recognition, as well as expected synergies from combining operations. The acquired net tangible assets consist primarily of property, plant, and equipment; trade accounts receivable; trade accounts payable; other current liabilities; and other non-current liabilities.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 6 — Business Acquisition (Continued)
If the acquisition had occurred as of the beginning of 2025, unaudited pro forma consolidated net sales for the three months ended March 31, 2025, would have been approximately $11.1 billion. Unaudited pro forma earnings before taxes for the three months ended March 31, 2025, would have been approximately $0.7 billion, reflecting transaction-related costs of approximately $0.5 billion, interest expense of approximately $0.2 billion, and amortization expense related to acquired intangible assets of approximately $0.2 billion. Unaudited pro forma consolidated net sales for the three months ended March 31, 2026, would have been approximately $11.9 billion. Unaudited pro forma earnings before taxes for the three months ended March 31, 2026, would have been approximately $1.4 billion, reflecting interest expense of approximately $0.2 billion and amortization expense related to acquired intangible assets of approximately $0.2 billion, and excluding transaction-related expenses of $0.5 billion that were directly attributable to the acquisition. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the Exact Sciences acquisition been completed as of the beginning of 2025, nor is it intended to be indicative of future results of operations of the combined entity.
In the first quarter of 2026, Abbott's consolidated results include $96 million of net sales related to Exact Sciences. Earnings of Exact Sciences included in Abbott's consolidated financial statements since the acquisition date are not material to Abbott's consolidated earnings.

Note 7 — Goodwill and Intangible Assets
The total amount of goodwill reported was $35.2 billion at March 31, 2026, and $24.0 billion at December 31, 2025. Goodwill increased by $11.4 billion during the quarter due to the completion of the Exact Sciences acquisition. Foreign currency translation adjustments decreased goodwill by $0.2 billion in the first three months of 2026. The amount of goodwill related to reportable segments at March 31, 2026, was $2.7 billion for the Established Pharmaceutical Products segment, $0.3 billion for the Nutritional Products segment, $14.9 billion for the Diagnostic Products segment, and $17.3 billion for the Medical Devices segment. The Diagnostic Products segment includes the amount of goodwill related to the Exact Sciences acquisition. There were no reductions of goodwill relating to impairments in the first three months of 2026.
The gross amount of amortizable intangible assets, primarily product rights and technology, was $40.3 billion as of March 31, 2026, and $27.6 billion as of December 31, 2025. The gross amount of amortizable intangible assets increased by $12.8 billion during the quarter due to the completion of the Exact Sciences acquisition. Accumulated amortization was $23.6 billion and $23.3 billion as of March 31, 2026, and December 31, 2025, respectively. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.6 billion in 2026, $2.3 billion in 2027, $1.8 billion in 2028, $1.7 billion in 2029, and $1.5 billion in 2030.
Indefinite-lived intangible assets, which relate to in-process research and development (IPR&D), were $1.2 billion as of March 31, 2026, and December 31, 2025.

Note 8 — Restructuring Plans

In 2025, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostics and medical devices businesses. In addition, Abbott recognized asset impairment charges of $12 million related to these restructuring plans in the first three months of 2025. The following summarizes the activity related to these restructuring actions and the status of the related accruals as of March 31, 2026:

(in millions)	Total
Accrued balance at December 31, 2025	$180
Payments and other adjustments	(48)
Accrued balance at March 31, 2026	$132

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)
Note 9 — Incentive Stock Programs

In the first three months of 2026, Abbott granted 1,985,475 stock options, 449,237 restricted stock awards, and 4,833,122 restricted stock units under its incentive stock program. At March 31, 2026, 37 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at March 31, 2026, is as follows:

	Outstanding	Exercisable
Number of shares	23,009,310	19,466,463
Weighted average remaining life (years)	4.9	4.2
Weighted average exercise price	$95.11	$90.48
Aggregate intrinsic value (in millions)	$363	$363
In connection with the completion of the Exact Sciences acquisition, unvested Exact Sciences restricted stock units were converted into Abbott restricted stock units, in accordance with the merger agreement. The number of restricted stock units converted was 1,476,916 at a fair value of $105.62.
The total unrecognized share-based compensation cost at March 31, 2026, amounted to $914 million, which is expected to be recognized over approximately the next three years.

Note 10 — Debt and Lines of Credit

In the first quarter of 2026, Abbott issued $20.0 billion of debt to finance the acquisition of Exact Sciences, as follows:

(in millions)	Principal amount
SOFR+ 50 bp Senior notes due 2029	$1,000
3.700% Senior notes due 2029	$2,250
4.000% Senior notes due 2031	$2,500
4.300% Senior notes due 2033	$2,750
4.650% Senior notes due 2036	$3,750
4.750% Senior notes due 2038	$2,000
5.500% Senior notes due 2056	$3,750
5.600% Senior notes due 2066	$2,000
As part of the acquisition, Abbott assumed approximately $2.8 billion of Exact Sciences’ debt, of which $1.4 billion was repaid in March 2026. The remaining debt is expected to be repaid in 2026.
On September 15, 2025, Abbott repaid the $500 million outstanding principal amount of its 3.875% Notes upon maturity. On March 17, 2025, Abbott repaid the $1.0 billion outstanding principal amount of its 2.95% Notes upon maturity.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates, primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.6 billion at March 31, 2026, and $7.4 billion at December 31, 2025, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of March 31, 2026, will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At March 31, 2026, and December 31, 2025, Abbott held the gross notional amounts of $12.6 billion and $13.1 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of $577 million and $589 million as of March 31, 2026, and December 31, 2025, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. At March 31, 2026, and December 31, 2025, Abbott had interest rate hedge contracts with a notional amount totaling $4.2 billion and $1.2 billion, respectively. The increase from December 31, 2025, was due to additional interest rate hedge contracts associated with fixed-rate debt issued as part of the Exact Sciences acquisition.

The following table summarizes the amounts and location of certain derivative and non-derivative financial instruments as of March 31, 2026, and December 31, 2025:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	March 31, 2026	December 31, 2025	Balance Sheet Caption	March 31, 2026	December 31, 2025	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$67	$—	Post-employment obligations, deferred income taxes, and other long-term liabilities
Current	—	—	Prepaid expenses and other receivables	22	19	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	153	57	Prepaid expenses and other receivables	117	231	Other accrued liabilities
Others not designated as hedges	87	51	Prepaid expenses and other receivables	93	66	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	577	589	Long-term debt
	$240	$108		$876	$905

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2026	2025	2026	2025	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$58	$(94)	$(70)	$39	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	12	(29)	n/a	n/a	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	(70)	3	Interest expense

Gains of $45 million and $34 million were recognized in the three months ended March 31, 2026, and 2025, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of March 31, 2026, and December 31, 2025, are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	March 31, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$727	$727	$597	$597
Other	363	363	321	321
Total Long-term Debt	(34,047)	(33,329)	(12,929)	(12,772)
Foreign Currency Forward Exchange Contracts:
Receivable position	240	240	108	108
(Payable) position	(210)	(210)	(297)	(297)
Interest Rate Hedge Contracts:
Receivable position	—	—	—	—
(Payable) position	(89)	(89)	(19)	(19)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2026:
Equity securities	$335	$335	$—	$—
Foreign currency forward exchange contracts	240	—	240	—
Total Assets	$575	$335	$240	$—

Fair value of hedged long-term debt	$4,068	$—	$4,068	$—
Interest rate swap derivative financial instruments	89	—	89	—
Foreign currency forward exchange contracts	210	—	210	—
Contingent consideration related to business combinations	304	—	—	304
Total Liabilities	$4,671	$—	$4,367	$304

December 31, 2025:
Equity securities	$342	$342	$—	$—
Foreign currency forward exchange contracts	108	—	108	—
Total Assets	$450	$342	$108	$—

Fair value of hedged long-term debt	$1,133	$—	$1,133	$—
Interest rate swap derivative financial instruments	19	—	19	—
Foreign currency forward exchange contracts	297	—	297	—
Contingent consideration related to business combinations	1	—	—	1
Total Liabilities	$1,450	$—	$1,449	$1

The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments. The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs. The fair value of the contingent consideration was determined based on independent appraisals at the time of acquisition, adjusted for the time value of money and other changes in fair value. The increase in the amount of contingent consideration from December 31, 2025, reflects contingent consideration assumed with the acquisition of Exact Sciences.

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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 12 — Litigation and Environmental Matters (Continued)
Abbott has been named as a defendant in a number of lawsuits alleging that its preterm infant formula and human milk fortifier products that contain cow’s milk ingredients cause an intestinal disease known as necrotizing enterocolitis (NEC) and inadequately warn about the risk of NEC. These lawsuits claim that certain preterm infants suffered injury or death as a result of contracting NEC. Several of these matters have progressed to a decision, with varying outcomes. In the first three federal Multidistrict Litigation (MDL) “bellwether” cases before the U.S. District Court for the Northern District of Illinois, Abbott prevailed on summary judgment. Outcomes in the state court cases have varied, ranging from a summary judgment ruling in Abbott’s favor to a plaintiff verdict awarding $495 million in damages. Several of these cases are at various stages of appeal. Abbott stands by its products and the information it provided about them. Separately, Abbott is a defendant in a civil qui tam lawsuit related, in part, to Abbott’s manufacturing of powdered infant formula products at its facility in Sturgis, Michigan in which the U.S. Department of Justice and several states have partially intervened, alleging violations of certain federal and state laws, including the Federal False Claims Act. Given the uncertainty as to the possible outcome in each of these matters, Abbott is unable to reasonably estimate a range of possible loss related to these matters and, therefore, no reserves have been recorded.
Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $115 million to $140 million. The recorded accrual balance at March 31, 2026, for these proceedings and exposures was approximately $120 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the matters discussed in the second paragraph of this note, the resolution of which could be material to Abbott's financial position, cash flows, or results of operations.

Note 13 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net periodic benefit costs, other than service costs, are recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings. Net costs recognized for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans are as follows:

	Defined Benefit Plans		Medical and Dental Plans
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2026	2025	2026	2025
Service cost - benefits earned during the period	$52	$54	$12	$10
Interest cost on projected benefit obligations	125	122	18	16
Expected return on plan assets	(296)	(278)	(9)	(7)
Net amortization of:
Actuarial loss, net	1	2	2	—
Prior service cost (credit)	—	—	—	(2)
Net cost (credit)	$(118)	$(100)	$23	$17

Abbott funds its domestic defined benefit plans according to U.S. Internal Revenue Service (IRS) funding limitations. International pension plans are funded according to similar regulations. In the first three months of 2025, $235 million was contributed to defined benefit plans. In the first three months of 2026 and 2025, $110 million and $75 million were contributed, respectively, to the post-employment medical and dental plans.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)
Note 14 — Taxes on Earnings
Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first three months of 2026 and 2025, taxes on earnings include $17 million and $73 million, respectively, in excess tax benefits associated with share-based compensation. In the first three months of 2026 and 2025, taxes on earnings includes approximately $200 million of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In the first three months of 2026, taxes on earnings also included approximately $50 million of net tax benefit as the result of the resolution of various tax positions related to prior years.
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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 15 — Segment Information
Abbott’s principal business is the discovery, development, manufacture, and sale of a broad portfolio of healthcare products. Abbott’s products are generally sold directly to retailers, wholesalers, consumers, hospitals, healthcare facilities, laboratories, health systems, and government agencies throughout the world. On March 23, 2026, Abbott completed its acquisition of Exact Sciences. From the acquisition date, Abbott's results include Exact Sciences' results, which are reported within the Diagnostic Products segment as Cancer Diagnostics.
Abbott’s reportable segments are as follows:
Established Pharmaceutical Products — International sales of a broad line of branded generic pharmaceutical and biologic products.
Nutritional Products — Worldwide sales of a broad line of adult and pediatric nutritional products.
Diagnostic Products — Worldwide sales of diagnostic systems, tests, and automated solutions. For segment reporting purposes, the Core Laboratory Diagnostics, Rapid and Molecular Diagnostics, and Cancer Diagnostics businesses are aggregated and reported as the Diagnostic Products segment.
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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 15 — Segment Information (Continued)

	Net Sales to External Customers		Cost of Products Sold		Research and Development		Selling, General, and Administrative		Operating Earnings
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Established Pharmaceuticals	$1,426	$1,260	$(644)	$(569)	$(41)	$(42)	$(376)	$(351)	$365	$298
Nutritional Products	2,017	2,146	(1,089)	(1,124)	(54)	(52)	(563)	(576)	311	394
Diagnostic Products	2,180	2,054	(1,242)	(1,152)	(155)	(151)	(448)	(392)	335	359
Medical Devices	5,539	4,895	(1,814)	(1,598)	(444)	(401)	(1,388)	(1,287)	1,893	1,609
Total	$11,162	$10,355	$(4,789)	$(4,443)	$(694)	$(646)	$(2,775)	$(2,606)	$2,904	$2,660
Other	2	3
Net sales	$11,164	$10,358
Corporate functions and plan benefit costs									(65)	(28)
Net interest expense									(68)	(49)
Share-based compensation (a)									(638)	(289)
Amortization of Intangible assets									(422)	(420)
Other, net (b)									(262)	(96)
Earnings before Taxes									$1,449	$1,778
___________________________________

(a)
Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards. The first quarter of 2026 included $321 million of stock compensation expense related to the cash out of equity awards in connection with the Exact Sciences acquisition, per the terms of the merger agreement.

(b)
Other, net for the three months ended March 31, 2026, includes costs related to the acquisition of Exact Sciences and restructuring charges. Other, net for the three months ended March 31, 2025, includes restructuring charges, investment impairments, and fair value adjustments to contingent consideration.

	Depreciation		Additions to Property and Equipment
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2026	2025	2026	2025
Established Pharmaceuticals	$30	$23	$20	$33
Nutritional Products	50	42	40	79
Diagnostic Products	144	126	128	135
Medical Devices	100	88	147	156
Total Reportable Segments	324	279	335	403
Other	57	57	56	60
Total	$381	$336	$391	$463

	Total Assets
(in millions)	As of March 31, 2026	As of December 31, 2025
Established Pharmaceuticals	$3,665	$3,540
Nutritional Products	4,903	4,791
Diagnostic Products	9,631	8,273
Medical Devices	10,983	10,689
Total Reportable Segment Assets	$29,182	$27,293
Cash and investments	8,385	9,857
Goodwill and intangible assets	53,096	29,561
All other (c)	19,766	20,002
Total Assets	$110,429	$86,713

(c)	As of March 31, 2026, and December 31, 2025, all other includes the long-term assets associated with the defined benefit plans and certain deferred tax assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review — Results of Operations

Abbott’s revenues are derived primarily from the sale of a broad portfolio of healthcare products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract most significantly impact which products are sold; price controls, competition, and rebates most significantly impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott’s primary products are medical devices, diagnostic testing products, nutritional products, and branded generic pharmaceuticals.

The following tables detail sales by reportable segment for the three months ended March 31. Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,426	$1,260	13.2%	4.2%	9.0%
Nutritional Products	2,017	2,146	(6.0)	1.7	(7.7)
Diagnostic Products	2,180	2,054	6.1	3.6	2.5
Medical Devices	5,539	4,895	13.2	5.1	8.1
Total Reportable Segments	11,162	10,355	7.8	4.0	3.8
Other	2	3	n/m	n/m	n/m
Net Sales	$11,164	$10,358	7.8	4.0	3.8

Total U.S.	$4,274	$4,168	2.5	—	2.5

Total International	$6,890	$6,190	11.3	6.7	4.6
___________________________________

Notes:	In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
n/m = Percent change is not meaningful
The 3.8 percent increase in total net sales during the first quarter of 2026, excluding the impact of foreign exchange, primarily reflected higher product sales in the Medical Devices and Established Pharmaceutical Products segments. Nutritional Products sales primarily declined due to lower sales volumes compared to the prior year. Diagnostic Products sales reflect the acquisition of Exact Sciences Corporation (Exact Sciences), which was completed on March 23, 2026, with sales from the acquisition reported in the Diagnostic Products segment as Cancer Diagnostics from the date of acquisition. On a reported basis, net sales were favorably impacted by foreign exchange as the relatively weaker U.S. dollar increased total international sales by 6.7 percent and total sales by 4.0 percent.

The table below provides detail by sales category for the three months ended March 31. Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	March 31, 2026	March 31, 2025	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$1,089	$965	12.9%	3.5%	9.4%
Other Emerging Markets	337	295	14.1	6.2	7.9

Nutritional Products —
International Pediatric Nutritionals	442	453	(2.6)	2.7	(5.3)
U.S. Pediatric Nutritionals	511	588	(13.0)	—	(13.0)
International Adult Nutritionals	731	738	(0.9)	3.4	(4.3)
U.S. Adult Nutritionals	333	367	(9.2)	—	(9.2)

Diagnostic Products —
Core Laboratory	1,272	1,177	8.1	4.8	3.3
Rapid and Molecular	812	877	(7.4)	2.2	(9.6)
Cancer Diagnostics	96	—	n/a	n/a	n/a

Medical Devices —
Rhythm Management	684	585	17.0	4.5	12.5
Electrophysiology	788	675	16.7	4.2	12.5
Heart Failure	389	339	14.6	2.4	12.2
Vascular	777	710	9.5	4.6	4.9
Structural Heart	578	531	9.0	5.4	3.6
Neuromodulation	243	228	6.8	2.7	4.1
Diabetes Care	2,080	1,827	13.8	6.4	7.4
___________________________________

Notes:
Abbott's Amplatzer Amulet Left Atrial Appendage Occluder device and related accessories were transferred from Structural Heart to Electrophysiology on January 1, 2026. As a result, $46 million of sales in the first quarter of 2025 were reclassified from Structural Heart to Electrophysiology.

Beginning in 2026, Abbott aggregated its previously reported Rapid Diagnostics, Molecular Diagnostics, and Point of Care businesses into the Rapid and Molecular Diagnostics business.
On March 23, 2026, Abbott completed the acquisition of Exact Sciences. Following the acquisition, the sales of Exact Sciences are presented as Abbott's Cancer Diagnostics business.
In the first three months of 2026, total Established Pharmaceutical Products sales, excluding the impact of foreign exchange, increased 9.0 percent. Excluding the favorable effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 9.4 percent in the first three months of 2026, led by double-digit growth in several countries across the Latin America and Asia Pacific regions. Other Emerging Markets, excluding the effect of foreign exchange, increased 7.9 percent in the first three months of 2026.
Excluding the impact of foreign exchange, total Nutritional Products sales in the first three months of 2026 decreased 7.7 percent. The decline primarily reflected lower sales volumes across both pediatric and adult nutritional product portfolios in the U.S. and internationally.
In the first three months of 2026, Diagnostic Products sales increased 2.5 percent, excluding the impact of foreign exchange. Growth in Core Laboratory and the inclusion of Exact Sciences' results were partially offset by a decline in Rapid and Molecular Diagnostics. Cancer Diagnostics results include Exact Sciences' net sales of $96 million from the acquisition date of March 23, 2026.

In Core Laboratory, sales increased 3.3 percent in the first three months of 2026, excluding the impact of foreign exchange, reflecting continued growth of diagnostic test sales on the Alinity® platform across the U.S., Europe, and Latin America, partially offset by lower sales in China due to continued challenging market conditions. In Rapid and Molecular Diagnostics, sales decreased 9.6 percent in the first three months of 2026, excluding the impact of foreign exchange, primarily reflecting lower demand for respiratory virus tests due to a weaker respiratory virus season compared to the prior year.
Excluding the impact of foreign exchange, total Medical Devices sales increased 8.1 percent in the first three months of 2026, led by double‑digit growth in Rhythm Management, Electrophysiology, and Heart Failure. Diabetes Care sales increased 7.4 percent, excluding the impact of foreign exchange, driven by continued growth in Abbott’s continuous glucose monitoring (CGM) systems in the U.S. and internationally. CGM systems sales totaled $2.0 billion and $1.7 billion in the first three months of 2026 and 2025, respectively, and increased 7.6 percent excluding the impact of foreign exchange.
In Rhythm Management, sales increased 12.5 percent in the first three months of 2026, excluding the impact of foreign exchange, primarily due to growth in Aveir® leadless pacemakers. In Electrophysiology, sales increased 12.5 percent, excluding the impact of foreign exchange, primarily reflecting higher procedure volumes and increased demand for ablation catheters. In Heart Failure, sales increased 12.2 percent, excluding the impact of foreign exchange, primarily reflecting growth across the portfolio of ventricular assist devices and related accessories. In Structural Heart, sales increased 3.6 percent, excluding the impact of foreign exchange, primarily reflecting growth in Navitor® and MitraClip® products, partially offset by the completion of payments related to a multi‑year agreement with a competitor.
The gross profit margin percentage was 52.4 percent for the first quarter of 2026, compared to 52.8 percent for the first quarter of 2025. The decrease in the first three months of 2026 reflects the unfavorable impact of higher costs and foreign exchange, partially offset by the impact of margin improvement initiatives.
Research and development (R&D) expenses increased $51 million to $767 million, or 7.2 percent, in the first quarter of 2026 compared to the prior year. The increase in R&D expenses in the first three months of 2026 was primarily driven by higher spending on development programs across multiple businesses.
Selling, general, and administrative (SG&A) expenses increased $679 million to $3.7 billion, or 22.2 percent, in the first quarter of 2026 primarily due to the acquisition and integration of Exact Sciences, including stock-based compensation expense resulting from the cash out of equity awards related to the acquisition. Higher SG&A expenses also reflect increased selling and marketing spending to drive growth across various businesses, as well as the unfavorable impact of foreign exchange.

Business Acquisition
On March 23, 2026, Abbott completed the acquisition of Exact Sciences for approximately $20.6 billion. The acquisition was funded primarily through the issuance of $20 billion of long-term debt in March 2026, with the remainder funded by cash on hand. Under the terms of the agreement, Abbott paid $105 per common share in cash. As part of the acquisition, Abbott assumed approximately $2.8 billion of Exact Sciences’ debt, of which $1.4 billion was repaid in March 2026. The remaining debt is expected to be repaid in 2026. The acquisition of Exact Sciences is expected to establish Abbott's position in the cancer diagnostics market and expands its portfolio to include products such as Cologuard®, Oncotype DX®, and Cancerguard®.
The preliminary allocation of the fair value of the Exact Sciences acquisition is shown in the table below. Allocation of the purchase price of the acquisition will be finalized when the valuation of assets and liabilities is completed and differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$12.8
Goodwill, non-deductible	11.4
Acquired net tangible assets	0.4
Deferred income taxes recorded at acquisition	(2.0)
Net debt	(2.0)
Total preliminary allocation of fair value	$20.6

The goodwill is primarily attributable to future growth opportunities, assembled workforce, potential future technologies, and other intangible assets that do not qualify for separate recognition, as well as expected synergies from combining operations. The acquired net tangible assets consist primarily of property, plant, and equipment, trade accounts receivable, trade accounts payable, other current liabilities, and other non-current liabilities.
If the acquisition had occurred as of the beginning of 2025, unaudited pro forma consolidated net sales for the three months ended March 31, 2025, would have been approximately $11.1 billion. Unaudited pro forma earnings before taxes for the three months ended March 31, 2025, would have been approximately $0.7 billion, reflecting transaction-related costs of approximately $0.5 billion, interest expense of approximately $0.2 billion, and amortization expense related to acquired intangible assets of approximately $0.2 billion. Unaudited pro forma consolidated net sales for the three months ended March 31, 2026, would have been approximately $11.9 billion. Unaudited pro forma earnings before taxes for the three months ended March 31, 2026, would have been approximately $1.4 billion, reflecting interest expense of approximately $0.2 billion and amortization expense related to acquired intangible assets of approximately $0.2 billion, and excluding transaction-related expenses of $0.5 billion that were directly attributable to the acquisition. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the Exact Sciences acquisition been completed as of the beginning of 2025, nor is it intended to be indicative of future results of operations of the combined entity.
In the first quarter of 2026, Abbott's consolidated results include $96 million of net sales related to Exact Sciences. Earnings of Exact Sciences included in Abbott's consolidated financial statements since the acquisition date are not material to Abbott's consolidated earnings.
Other (Income) Expense, net

Other (income) expense, net increased from $127 million of income in the first quarter of 2025 to $159 million of income in the first quarter of 2026. The increase in the first quarter of 2026 reflects a prior year change in fair value of contingent consideration liabilities that did not repeat, higher income associated with the non-service cost components of net pension, and post-retirement medical benefits costs.

Interest Expense, net

Interest expense, net increased by $19 million to $68 million in the first quarter of 2026 primarily due to interest on debt related to the acquisition of Exact Sciences, partially offset by interest income on bond proceeds and prior year debt repayments.

Taxes on Earnings
Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first three months of 2026 and 2025, taxes on earnings include $17 million and $73 million, respectively, in excess tax benefits associated with share-based compensation. In the first three months of 2026 and 2025, taxes on earnings includes approximately $200 million of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In the first three months of 2026, taxes on earnings also included approximately $50 million of net tax benefit as the result of the resolution of various tax positions related to prior years.
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

Liquidity and Capital Resources

The decrease in cash and cash equivalents from $8.5 billion at December 31, 2025, to $6.8 billion at March 31, 2026, reflects the use of cash to fund the cash portion of the acquisition of Exact Sciences and the repayment of $1.4 billion of debt assumed as part of the acquisition, as well as the payment of dividends and capital expenditures in the first three months of 2026, partially offset by cash generated from operations.

Working capital was $7.1 billion at March 31, 2026, and $9.5 billion at December 31, 2025. The decrease in working capital in 2026 primarily reflects the reduction in cash to fund the cash portion of the Exact Sciences acquisition and the repayment of $1.4 billion of debt assumed as part of the acquisition, as well as an increase in the current portion of long-term debt.
In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first three months of 2026 totaled $1.3 billion, a decrease of $102 million from the prior year. Cash flow from operating activities decreased during the period, primarily due to the cash out of equity awards related to the acquisition of Exact Sciences, partially offset by a decrease in trade receivables. In the first three months of 2026, Net cash from operating activities included the payment of cash taxes of $266 million. Net cash from operating activities in the first three months of 2025 included $235 million of pension contributions and the payment of cash taxes of $255 million.
At March 31, 2026, Abbott’s long-term debt rating was A+ by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.
As part of the acquisition, Abbott assumed approximately $2.8 billion of Exact Sciences’ debt, of which $1.4 billion was repaid in March 2026. The remaining debt is expected to be repaid in 2026.
On September 15, 2025, Abbott repaid the $500 million outstanding principal amount of its 3.875% Notes upon maturity. On March 17, 2025, Abbott repaid the $1.0 billion outstanding principal amount of its 2.95% Notes upon maturity.

In October 2024, the board of directors authorized the repurchase of up to $7 billion of Abbott common shares, from time to time (the "2024 repurchase program"). As of March 31, 2026, $6.7 billion remains available for repurchase under the 2024 repurchase program.
In the first quarter of 2026, Abbott declared a quarterly dividend of $0.63 per share on its common shares, which represents an increase of 6.8 percent over the $0.59 per share dividend declared in the first quarter of 2025.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world. Abbott expects debate to continue over the availability, method of delivery, and payment for healthcare products and services. It is not possible to predict the extent to which Abbott or the healthcare industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions that any forward-looking statements made by Abbott are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Economic, competitive, governmental, technological, and other factors that may affect Abbott's operations are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, and are incorporated herein by reference. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

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

(b)Changes in internal control over financial reporting. On March 23, 2026, Abbott completed the acquisition of Exact Sciences. During the quarter ended March 31, 2026, there were no other changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in its Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	(1)	$—	—	$6,689,557,187	(2)
February 1, 2026 - February 28, 2026	—	(1)	—	—	6,689,557,187	(2)
March 1, 2026 - March 31, 2026	—	(1)	—	—	6,689,557,187	(2)
Total	—	(1)	$—	—	$6,689,557,187	(2)
____________________________________
1.These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.
2.On October 11, 2024, the board of directors authorized the repurchase of up to $7 billion of Abbott common shares, from time to time.

Item 6.     Exhibits

Exhibit No.	Exhibit
3.1	By-Laws of Abbott Laboratories, as amended and restated, effective April 24, 2026, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

4.1
Indenture, dated as of March 10, 2015, between Abbott Laboratories and U.S. Bank National Association (including form of security), filed as an exhibit to the Abbott Laboratories Current Report on Form 8-K filed on March 10, 2015, filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026.

4.2
Officers’ Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to the Floating Rate Notes due 2029, the 3.700% Notes due 2029, the 4.000% Notes due 2031, the 4.300% Notes due 2033, the 4.650% Notes due 2036, the 4.750% Notes due 2038, the 5.500% Notes due 2056 and the 5.600% Notes due 2066, filed as Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026.

4.3
Form of Floating Rate Notes due 2029, filed as Exhibit 4.3 to the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026 (included in Exhibit 4.2 of the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026).

4.4
Form of 3.700% Notes due 2029, filed as Exhibit 4.4 to the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026 (included in Exhibit 4.2 of the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026).

4.5
Form of 4.000% Notes due 2031, filed as Exhibit 4.5 to the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026 (included in Exhibit 4.2 of the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026).

4.6
Form of 4.300% Notes due 2033, filed as Exhibit 4.6 to the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026 (included in Exhibit 4.2 of the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026).

4.7
Form of 4.650% Notes due 2036, filed as Exhibit 4.7 to the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026 (included in Exhibit 4.2 of the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026).

4.8
Form of 4.750% Notes due 2038, filed as Exhibit 4.8 to the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026 (included in Exhibit 4.2 of the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026).

4.9
Form of 5.500% Notes due 2056, filed as Exhibit 4.9 to the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026 (included in Exhibit 4.2 of the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026).

4.10
Form of 5.600% Notes due 2066, filed as Exhibit 4.10 to the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026 (included in Exhibit 4.2 of the Abbott Laboratories Current Report on Form 8-K filed on March 9, 2026).

10.1	Abbott Laboratories 2026 Incentive Stock Program (incorporated by reference to Exhibit A of the Abbott Laboratories Definitive Proxy Statement on Schedule 14A filed on March 13, 2026).

10.2
Form of Restricted Stock Unit Agreement (time-based vested) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.3
Form of Restricted Stock Unit Agreement for foreign employees (time-based vested) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.4
Form of Restricted Stock Unit Agreement (cliff vested) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.5
Form of Restricted Stock Unit Agreement for foreign employees (cliff vested) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.6
Form of Performance Restricted Stock Agreement (annual performance based) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.7
Form of Performance Restricted Stock Unit Agreement for foreign employees (annual performance based) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.8
Form of Performance Restricted Stock Agreement (interim performance based) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.9
Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.9 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.10
Form of Restricted Stock Agreement (time-based vested) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.10 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.11
Form of Restricted Stock Agreement (cliff vested) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.11 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.12
Form of Non-Qualified Stock Option Agreement under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.12 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.13
Form of Non-Qualified Stock Option Agreement for foreign employees under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.13 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.14
Form of Restricted Stock Unit Agreement for executive officers (cliff vested) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.14 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.15
Form of Restricted Stock Unit Agreement for foreign executive officers (cliff vested) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.15 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.16
Form of Performance Restricted Stock Agreement for executive officers (annual performance based) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.16 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.17
Form of Performance Restricted Stock Agreement for executive officers (interim performance based) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.17 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.18
Form of Performance Restricted Stock Unit Agreement for foreign executive officers (annual performance based) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.18 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.19
Form of Performance Restricted Stock Unit Agreement for foreign executive officers (interim performance based) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.19 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.20
Form of Restricted Stock Agreement for executive officers (time-based vested) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.20 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.21
Form of Restricted Stock Agreement for executive officers (cliff vested) under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.21 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.22
Form of Non-Qualified Stock Option Agreement for executive officers under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.22 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.23
Form of Non-Qualified Stock Option Agreement for foreign executive officers under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.23 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.24
Form of Non-Employee Director Restricted Stock Unit Agreement under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.24 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.25
Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.25 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.26
Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.26 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

10.27
Form of Non-Employee Director Non-Qualified Stock Option Agreement for foreign non-employee directors under the Abbott Laboratories 2026 Incentive Stock Program, filed as Exhibit 10.27 to the Abbott Laboratories Current Report on Form 8-K filed on April 27, 2026.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ PHILIP P. BOUDREAU
Philip P. Boudreau
Executive Vice President, Finance and Chief Financial Officer

Date: April 29, 2026