Form 10-Q
period 2026-06-30
ABBOTT LABORATORIES
filed 2026-07-28
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2026, Abbott Laboratories had 1,730,383,296 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Net sales	$12,593	$11,142	$23,757	$21,500

Cost of products sold, excluding amortization of intangible assets	5,325	4,854	10,215	9,322
Amortization of intangible assets	658	420	1,080	840
Research and development	892	725	1,659	1,441
Selling, general, and administrative	4,025	3,091	7,765	6,152
Total operating cost and expenses	10,900	9,090	20,719	17,755

Operating earnings	1,693	2,052	3,038	3,745

Interest expense	351	121	525	252
Interest (income)	(52)	(71)	(158)	(153)
Net foreign exchange (gain) loss	4	(11)	(9)	(18)
Other (income) expense, net	(134)	(137)	(293)	(264)
Earnings before taxes	1,524	2,150	2,973	3,928
Taxes on earnings	596	371	968	824
Net Earnings	$928	$1,779	$2,005	$3,104

Basic Earnings Per Common Share	$0.53	$1.02	$1.15	$1.78

Diluted Earnings Per Common Share	$0.53	$1.01	$1.14	$1.77

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,740,420	1,743,437	1,741,438	1,741,348
Dilutive Common Stock Options	2,561	7,398	3,576	7,706
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,742,981	1,750,835	1,745,014	1,749,054

Outstanding Common Stock Options Having No Dilutive Effect	11,873	1,442	9,900	1,431
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Net Earnings	$928	$1,779	$2,005	$3,104
Foreign currency translation gain (loss) adjustments, net of taxes of $5 and $(6) in 2026 and $26 and $58 in 2025	71	1,000	(329)	1,550
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $1 and $2 in 2026 and $— and $— in 2025	1	26	(12)	56
Net gains (losses) for derivative instruments designated as cash flow hedges, net of taxes of $13 and $45 in 2026 and $(69) and $(109) in 2025	28	(185)	130	(276)
Other comprehensive income (loss)	100	841	(211)	1,330
Comprehensive Income	$1,028	$2,620	$1,794	$4,434

	June 30, 2026	December 31, 2025
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(6,260)	$(5,931)
Net actuarial (losses) and prior service (costs) and credits	(13)	(1)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	61	(69)
Accumulated other comprehensive income (loss)	$(6,212)	$(6,001)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$5,104	$8,522
Short-term investments	499	417
Trade receivables, less allowances of $486 in 2026 and $490 in 2025	8,599	7,929
Inventories:
Finished products	4,512	3,976
Work in process	1,023	904
Materials	1,780	1,608
Total inventories	7,315	6,488
Prepaid expenses and other receivables	3,000	2,640
Total Current Assets	24,517	25,996
Investments	1,111	918
Property and equipment, at cost	26,469	25,222
Less: accumulated depreciation and amortization	13,657	13,406
Net property and equipment	12,812	11,816
Intangible assets, net of amortization	17,211	5,526
Goodwill	35,244	24,035
Deferred income taxes and other assets	18,320	18,422
	$109,215	$86,713
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,794	$4,240
Salaries, wages, and commissions	1,619	1,745
Other accrued liabilities	6,892	5,812
Dividends payable	1,093	1,097
Income taxes payable	411	569
Current portion of long-term debt	3,005	3,033
Total Current Liabilities	17,814	16,496
Long-term debt	29,603	9,896
Post-employment obligations, deferred income taxes, and other long-term liabilities	10,036	7,550
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2026: 1,998,291,279; 2025: 1,996,795,525	25,495	25,527
Common shares held in treasury, at cost — Shares: 2026: 267,907,258; 2025: 260,196,074	(17,967)	(17,177)
Earnings employed in the business	49,794	49,781
Accumulated other comprehensive income (loss)	(6,212)	(6,001)
Total Abbott Shareholders’ Investment	51,110	52,130
Noncontrolling interests	652	641
Total Shareholders’ Investment	51,762	52,771
	$109,215	$86,713
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended June 30
	2026	2025
Common Shares:
Balance at March 31
Shares: 2026: 1,998,233,756; 2025: 1,995,858,606	$25,352	$25,125
Issued under incentive stock programs
Shares: 2026: 57,523; 2025: 589,863	3	36
Share-based compensation	157	128
Issuance of restricted stock awards	(17)	(5)
Balance at June 30
Shares: 2026: 1,998,291,279; 2025: 1,996,448,469	$25,495	$25,284

Common Shares Held in Treasury:
Balance at March 31
Shares: 2026: 256,420,602; 2025: 256,021,416	$(16,935)	$(16,612)
Issued under incentive stock programs
Shares: 2026: 115,789; 2025: 34,961	8	3
Purchased
Shares: 2026: 11,602,445; 2025: 2,275	(1,040)	(1)
Balance at June 30
Shares: 2026: 267,907,258; 2025: 255,988,730	$(17,967)	$(16,610)

Earnings Employed in the Business:
Balance at March 31	$49,956	$47,715
Net earnings	928	1,779
Cash dividends declared on common shares (per share — 2026: $0.63; 2025: $0.59)	(1,095)	(1,028)
Effect of common and treasury share transactions	5	1
Balance at June 30	$49,794	$48,467

Accumulated Other Comprehensive Income (Loss):
Balance at March 31	$(6,312)	$(7,417)
Other comprehensive income (loss)	100	841
Balance at June 30	$(6,212)	$(6,576)

Noncontrolling Interests in Subsidiaries:
Balance at March 31	$640	$253
Noncontrolling interests’ share of income (loss), net of distributions and share repurchases	12	11
Balance at June 30	$652	$264
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Six Months Ended June 30
	2026	2025
Common Shares:
Balance at January 1
Shares: 2026: 1,996,795,525; 2025: 1,991,472,630	$25,527	$25,153
Issued under incentive stock programs
Shares: 2026: 1,495,754; 2025: 4,975,839	62	275
Share-based compensation	487	431
Issuance of restricted stock awards	(581)	(575)
Balance at June 30
Shares: 2026: 1,998,291,279; 2025: 1,996,448,469	$25,495	$25,284

Common Shares Held in Treasury:
Balance at January 1
Shares: 2026: 260,196,074; 2025: 259,774,639	$(17,177)	$(16,844)
Issued under incentive stock programs
Shares: 2026: 4,042,017; 2025: 3,970,900	268	259
Purchased
Shares: 2026: 11,753,201; 2025: 184,991	(1,058)	(25)
Balance at June 30
Shares: 2026: 267,907,258; 2025: 255,988,730	$(17,967)	$(16,610)

Earnings Employed in the Business:
Balance at January 1	$49,781	$47,261
Net earnings	2,005	3,104
Cash dividends declared on common shares (per share — 2026: $1.26; 2025: $1.18)	(2,196)	(2,061)
Effect of common and treasury share transactions	204	163
Balance at June 30	$49,794	$48,467

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(6,001)	$(7,906)
Other comprehensive income (loss)	(211)	1,330
Balance at June 30	$(6,212)	$(6,576)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$641	$237
Noncontrolling interests’ share of income (loss), net of distributions and share repurchases	11	27
Balance at June 30	$652	$264
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Six Months Ended June 30
	2026	2025
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,005	$3,104
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	783	693
Amortization of intangible assets	1,080	840
Share-based compensation	485	431
Trade receivables	(428)	(672)
Inventories	(721)	(252)
Other, net	599	(680)
Net Cash From Operating Activities	3,803	3,464

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(896)	(986)
Acquisitions of businesses and technologies, net of cash acquired	(19,962)	(30)
Sales (purchases) of other investment securities, net	(187)	(44)
Other	48	8
Net Cash From (Used in) Investing Activities	(20,997)	(1,052)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	95	(52)
Proceeds from issuance of long-term debt	19,827	3
Repayments of long-term debt	(2,821)	(1,002)
Purchases of common shares	(1,225)	(286)
Proceeds from stock options exercised	119	322
Dividends paid	(2,200)	(2,055)
Other	—	(82)
Net Cash From (Used in) Financing Activities	13,795	(3,152)

Effect of exchange rate changes on cash and cash equivalents	(19)	75

Net Increase (Decrease) in Cash and Cash Equivalents	(3,418)	(665)
Cash and Cash Equivalents, Beginning of Year	8,522	7,616
Cash and Cash Equivalents, End of Period	$5,104	$6,951
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position, and cash flows have been made. These statements should be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated financial statements include the accounts of the parent company, subsidiaries, and any variable interest entities for which Abbott is the primary beneficiary, after elimination of intercompany transactions.

Note 2 — New Accounting Standards
Recent Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires an entity to disclose on an annual and interim basis, disaggregated information about specific income statement expense categories. The guidance should be applied prospectively with the option to apply the standard retrospectively. The standard becomes effective for Abbott for full year 2027 reporting. Abbott is currently evaluating the impact of this new standard on its consolidated financial statements.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)
Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad portfolio of healthcare products under short-term receivable arrangements. Abbott has four reportable segments: Established Pharmaceutical Products, Nutritional Products, Diagnostic Products, and Medical Devices.

The following tables provide detail by sales category:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$1,164	$1,164	$—	$1,059	$1,059
Other	—	335	335	—	324	324
Total	—	1,499	1,499	—	1,383	1,383
Nutritional Products —
Pediatric Nutritionals	525	500	1,025	587	467	1,054
Adult Nutritionals	346	773	1,119	370	788	1,158
Total	871	1,273	2,144	957	1,255	2,212
Diagnostic Products —
Core Laboratory	377	1,041	1,418	351	1,007	1,358
Rapid and Molecular	393	362	755	460	355	815
Cancer Diagnostics	890	29	919	—	—	—
Total	1,660	1,432	3,092	811	1,362	2,173
Medical Devices —
Rhythm Management	377	366	743	340	333	673
Electrophysiology	420	441	861	362	393	755
Heart Failure	313	88	401	282	86	368
Vascular	294	509	803	283	474	757
Structural Heart	225	372	597	249	332	581
Neuromodulation	189	71	260	193	61	254
Diabetes Care	862	1,326	2,188	794	1,187	1,981
Total	2,680	3,173	5,853	2,503	2,866	5,369
Other	5	—	5	5	—	5
Total	$5,216	$7,377	$12,593	$4,276	$6,866	$11,142

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 3 — Revenue (Continued)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$2,253	$2,253	$—	$2,024	$2,024
Other	—	672	672	—	619	619
Total	—	2,925	2,925	—	2,643	2,643
Nutritional Products —
Pediatric Nutritionals	1,036	942	1,978	1,175	920	2,095
Adult Nutritionals	679	1,504	2,183	737	1,526	2,263
Total	1,715	2,446	4,161	1,912	2,446	4,358
Diagnostic Products —
Core Laboratory	724	1,966	2,690	683	1,852	2,535
Rapid and Molecular	858	709	1,567	999	693	1,692
Cancer Diagnostics	983	32	1,015	—	—	—
Total	2,565	2,707	5,272	1,682	2,545	4,227
Medical Devices —
Rhythm Management	716	711	1,427	644	614	1,258
Electrophysiology	798	851	1,649	695	735	1,430
Heart Failure	605	185	790	544	163	707
Vascular	585	995	1,580	551	916	1,467
Structural Heart	449	726	1,175	497	615	1,112
Neuromodulation	366	137	503	369	113	482
Diabetes Care	1,684	2,584	4,268	1,542	2,266	3,808
Total	5,203	6,189	11,392	4,842	5,422	10,264
Other	7	—	7	8	—	8
Total	$9,490	$14,267	$23,757	$8,444	$13,056	$21,500
___________________________________

Notes:
Abbott's Amplatzer Amulet Left Atrial Appendage Occluder device and related accessories were transferred from Structural Heart to Electrophysiology on January 1, 2026. As a result, $55 million of sales in the second quarter of 2025 and $101 million of sales in the first six months of 2025 were moved from Structural Heart to Electrophysiology.

Beginning in 2026, Abbott aggregated its previously reported Rapid Diagnostics, Molecular Diagnostics, and Point of Care businesses into the Rapid and Molecular Diagnostics business.
On March 23, 2026, Abbott completed the acquisition of Exact Sciences Corporation (Exact Sciences). Following the acquisition, the sales of Exact Sciences are presented as Cancer Diagnostics.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 3 — Revenue (Continued)
Remaining Performance Obligations

As of June 30, 2026, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was $6.2 billion in the Diagnostic Products segment, $455 million in the Medical Devices segment, and $243 million in the Established Pharmaceuticals Products segment. Abbott expects to recognize revenue on approximately 52 percent of these remaining performance obligations over the next 24 months, approximately 18 percent over the subsequent 12 months, and the remainder thereafter.

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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2025	$633
Unearned revenue from cash received during the period	271
Revenue recognized related to contract liability balance	(244)
Balance at June 30, 2026	$660

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended June 30, 2026, and 2025, were $0.9 billion and $1.8 billion, respectively, and for the six months ended June 30, 2026, and 2025, were $2.0 billion and $3.1 billion, respectively.

Other, net in Net Cash From Operating Activities in the Condensed Consolidated Statement of Cash Flows for the first six months of 2026 includes the payment of cash taxes of $856 million. The first six months of 2025 included $246 million of pension contributions and the payment of cash taxes of $945 million.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 4 — Supplemental Financial Information (Continued)
The following summarizes the activity for the first six months of 2026 related to the allowance for doubtful accounts as of June 30, 2026:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2025	$290
Provisions/charges to income	49
Amounts charged off and other deductions	(33)
Balance at June 30, 2026	$306

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

The components of long-term investments are as follows:

(in millions)	June 30, 2026	December 31, 2025
Long-term Investments:
Equity securities	$747	$597
Other	364	321
Total	$1,111	$918
The increase in Abbott’s long-term investments as of June 30, 2026, compared to December 31, 2025, primarily reflects non-marketable securities acquired in the Exact Sciences acquisition and other investment activity during the period.

Abbott’s equity securities as of June 30, 2026, include $328 million of investments in mutual funds that are held in a rabbi trust. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott holds certain investments as of June 30, 2026, including investments accounted for under the equity method with a carrying value of $161 million and other equity investments with a carrying value of $238 million that do not have a readily determinable fair value.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)
Note 5 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2026	2025	2026	2025	2026	2025
Balance at March 31	$(6,331)	$(6,955)	$(14)	$(581)	$33	$119
Other comprehensive income (loss) before reclassifications	71	1,000	(3)	26	(20)	(150)
Amounts reclassified from accumulated other comprehensive income	—	—	4	—	48	(35)
Net current period comprehensive income (loss)	71	1,000	1	26	28	(185)
Balance at June 30	$(6,260)	$(5,955)	$(13)	$(555)	$61	$(66)

	Six Months Ended June 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2026	2025	2026	2025	2026	2025
Balance at January 1	$(5,931)	$(7,505)	$(1)	$(611)	$(69)	$210
Other comprehensive income (loss) before reclassifications	(329)	1,550	(19)	56	29	(214)
Amounts reclassified from accumulated other comprehensive income	—	—	7	—	101	(62)
Net current period comprehensive income (loss)	(329)	1,550	(12)	56	130	(276)
Balance at June 30	$(6,260)	$(5,955)	$(13)	$(555)	$61	$(66)
Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 13 — Post-Employment Benefits for additional details.

Note 6 — Business Acquisition
On March 23, 2026, Abbott completed the acquisition of Exact Sciences for approximately $20.6 billion. The acquisition was funded primarily through the issuance of $20.0 billion of long-term debt in March 2026, with the remainder funded by cash on hand. Under the terms of the agreement, Abbott paid $105 per common share in cash. As part of the acquisition, Abbott assumed approximately $2.8 billion of Exact Sciences’ debt, nearly all of which was repaid as of June 30, 2026. The acquisition of Exact Sciences has established Abbott's position in the cancer diagnostics market and expands its portfolio to include products such as Cologuard®, Oncotype DX®, and Cancerguard®.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 6 — Business Acquisition (Continued)
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
The goodwill is primarily attributable to future growth opportunities, assembled workforce, potential future technologies, and other intangible assets that do not qualify for separate recognition, as well as expected synergies from combining operations. The acquired net tangible assets consist primarily of property and equipment, trade accounts receivable, trade accounts payable, other current liabilities, and other non-current liabilities.
If the acquisition had occurred as of the beginning of 2025, unaudited pro forma consolidated net sales would have been approximately $11.9 billion and $23.0 billion for the three and six months ended June 30, 2025, respectively. Unaudited pro forma earnings before taxes for the three months ended June 30, 2025, would have been approximately $1.6 billion, reflecting interest expense of approximately $0.2 billion and amortization expense related to acquired intangible assets of approximately $0.3 billion. Unaudited pro forma earnings before taxes for the six months ended June 30, 2025, would have been approximately $2.3 billion, reflecting transaction-related costs of approximately $0.5 billion, interest expense of approximately $0.5 billion, and amortization expense related to acquired intangible assets of approximately $0.5 billion. Unaudited pro forma consolidated net sales would have been approximately $12.6 billion and $24.5 billion for the three and six months ended June 30, 2026, respectively. Unaudited pro forma earnings before taxes would have been approximately $1.6 billion and $2.9 billion for the three and six months ended June 30, 2026, respectively, after giving effect to interest expense of approximately $0.2 billion and amortization expense related to acquired intangible assets of approximately $0.2 billion, and excluding transaction-related expenses of $0.5 billion that were directly attributable to the acquisition. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the Exact Sciences acquisition been completed as of the beginning of 2025, nor is it intended to be indicative of future results of operations of the combined entity.
In the first six months of 2026, Abbott's condensed consolidated results include $1.0 billion of net sales related to Exact Sciences. Earnings of Exact Sciences included in Abbott's condensed consolidated financial statements since the acquisition date are not material to Abbott's consolidated net earnings.

Note 7 — Goodwill and Intangible Assets
The total amount of goodwill reported was $35.2 billion at June 30, 2026, and $24.0 billion at December 31, 2025. Goodwill increased by $11.4 billion in the first six months of 2026 due to the completion of the Exact Sciences acquisition. Foreign currency translation adjustments decreased goodwill by $0.2 billion in the first six months of 2026. The amount of goodwill related to reportable segments at June 30, 2026, was $2.7 billion for the Established Pharmaceutical Products segment, $0.3 billion for the Nutritional Products segment, $15.0 billion for the Diagnostic Products segment, and $17.3 billion for the Medical Devices segment. The Diagnostic Products segment includes the amount of goodwill related to the Exact Sciences acquisition. There were no reductions of goodwill relating to impairments in the first six months of 2026.
The gross amount of amortizable intangible assets, primarily product rights and technology, was $39.8 billion as of June 30, 2026, and $27.6 billion as of December 31, 2025. The gross amount of amortizable intangible assets increased by $12.3 billion in the first six months of 2026 due to the completion of the Exact Sciences acquisition. Accumulated amortization was $24.3 billion and $23.3 billion as of June 30, 2026, and December 31, 2025, respectively. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.6 billion in 2026, $2.3 billion in 2027, $1.8 billion in 2028, $1.7 billion in 2029, and $1.5 billion in 2030.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 7 — Goodwill and Intangible Assets (Continued)
Indefinite-lived intangible assets, which relate to in-process research and development (IPR&D), were $1.7 billion and $1.2 billion as of June 30, 2026, and December 31, 2025, respectively. The increase in IPR&D was due to the Exact Sciences acquisition.

Note 8 — Restructuring Plans

In 2025, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostics and medical devices businesses. In addition, Abbott recognized asset impairment charges of $12 million related to these restructuring plans in the first six months of 2025. The following summarizes the activity related to these restructuring actions and the status of the related accruals as of June 30, 2026:

(in millions)	Total
Accrued balance at December 31, 2025	$180
Payments and other adjustments	(76)
Accrued balance at June 30, 2026	$104

Note 9 — Incentive Stock Programs

In the first six months of 2026, Abbott granted 2,000,814 stock options, 449,237 restricted stock awards, and 4,999,652 restricted stock units under its incentive stock program. At June 30, 2026, approximately 140 million shares were reserved for future grants. This reserve reflects the shares authorized by Abbott's shareholders in April 2026. Information regarding the number of options outstanding and exercisable at June 30, 2026, is as follows:

	Outstanding	Exercisable
Number of shares	22,967,126	19,455,098
Weighted average remaining life (years)	4.7	3.9
Weighted average exercise price	$95.21	$90.62
Aggregate intrinsic value (in millions)	$227	$227
In connection with the completion of the Exact Sciences acquisition, unvested Exact Sciences restricted stock units were converted into Abbott restricted stock units, in accordance with the merger agreement. The number of restricted stock units converted was 1,476,916 at a fair value of $105.62.
The total unrecognized share-based compensation cost at June 30, 2026, amounted to $774 million, which is expected to be recognized over approximately the next three years.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 10 — Debt and Lines of Credit

In March 2026, Abbott issued $20.0 billion of debt to finance the acquisition of Exact Sciences, as follows:

(in millions)	Principal amount
SOFR+ 50 bp Senior notes due 2029	$1,000
3.700% Senior notes due 2029	$2,250
4.000% Senior notes due 2031	$2,500
4.300% Senior notes due 2033	$2,750
4.650% Senior notes due 2036	$3,750
4.750% Senior notes due 2038	$2,000
5.500% Senior notes due 2056	$3,750
5.600% Senior notes due 2066	$2,000
As part of the acquisition, Abbott assumed approximately $2.8 billion of Exact Sciences’ debt, nearly all of which was repaid as of June 30, 2026.
On September 15, 2025, Abbott repaid the $500 million outstanding principal amount of its 3.875% Notes upon maturity. On March 17, 2025, Abbott repaid the $1.0 billion outstanding principal amount of its 2.95% Notes upon maturity.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates, primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $7.9 billion at June 30, 2026, and $7.4 billion at December 31, 2025, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of June 30, 2026, will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At June 30, 2026, and December 31, 2025, Abbott held gross notional amounts of $13.6 billion and $13.1 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of $568 million and $589 million as of June 30, 2026, and December 31, 2025, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. At June 30, 2026, and December 31, 2025, Abbott had interest rate hedge contracts with a notional amount totaling $4.2 billion and $1.2 billion, respectively. The increase from December 31, 2025, was due to additional interest rate hedge contracts associated with fixed-rate debt issued as part of the Exact Sciences acquisition.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the amounts and location of certain derivative and non-derivative financial instruments as of June 30, 2026, and December 31, 2025:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	June 30, 2026	December 31, 2025	Balance Sheet Caption	June 30, 2026	December 31, 2025	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$100	$—	Post-employment obligations, deferred income taxes, and other long-term liabilities
Current	—	—	Prepaid expenses and other receivables	12	19	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	152	57	Prepaid expenses and other receivables	109	231	Other accrued liabilities
Others not designated as hedges	90	51	Prepaid expenses and other receivables	89	66	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	568	589	Long-term debt
	$242	$108		$878	$905

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income:

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$(19)	$(209)	$39	$(303)	$(67)	$48	$(137)	$87	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	9	(23)	21	(52)	—	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(23)	14	(93)	17	Interest expense

Gains of $15 million and $1 million were recognized in the three months ended June 30, 2026, and 2025, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Gains of $60 million and $35 million were recognized in the six months ended June 30, 2026, and 2025, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of June 30, 2026, and December 31, 2025, are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	June 30, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$747	$747	$597	$597
Other	364	364	321	321
Total Long-term Debt	(32,608)	(31,753)	(12,929)	(12,772)
Foreign Currency Forward Exchange Contracts:
Receivable position	242	242	108	108
(Payable) position	(198)	(198)	(297)	(297)
Interest Rate Hedge Contracts:
Receivable position	—	—	—	—
(Payable) position	(112)	(112)	(19)	(19)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2026:
Equity securities	$348	$348	$—	$—
Foreign currency forward exchange contracts	242	—	242	—
Total Assets	$590	$348	$242	$—

Fair value of hedged long-term debt	$4,041	$—	$4,041	$—
Interest rate swap derivative financial instruments	112	—	112	—
Foreign currency forward exchange contracts	198	—	198	—
Contingent consideration	263	—	—	263
Total Liabilities	$4,614	$—	$4,351	$263

December 31, 2025:
Equity securities	$342	$342	$—	$—
Foreign currency forward exchange contracts	108	—	108	—
Total Assets	$450	$342	$108	$—

Fair value of hedged long-term debt	$1,133	$—	$1,133	$—
Interest rate swap derivative financial instruments	19	—	19	—
Foreign currency forward exchange contracts	297	—	297	—
Contingent consideration	1	—	—	1
Total Liabilities	$1,450	$—	$1,449	$1

The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments. The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs. The fair value of contingent consideration is determined using valuation techniques that incorporate significant unobservable inputs and management estimates regarding the probability and timing of future payments. The increase in the amount of contingent consideration from December 31, 2025, reflects contingent consideration assumed with the acquisition of Exact Sciences.

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
June 30, 2026
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
Abbott is involved in various claims and legal proceedings, including being a defendant in a civil qui tam lawsuit related, in part, to Abbott’s manufacturing of powdered infant formula products at its facility in Sturgis, Michigan. In that matter, the U.S. Department of Justice and several states have partially intervened, alleging violations of certain federal and state laws, including the Federal False Claims Act. Abbott estimates the range of possible loss for all of its various legal proceedings and environmental exposures to be from approximately $120 million to $530 million. The recorded accrual balance at June 30, 2026, for these proceedings and exposures was approximately $510 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that could result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the matters discussed in the second paragraph of this note, the resolution of which could be material to Abbott’s financial position, cash flows, or results of operations.

Note 13 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net periodic benefit costs, other than service costs, are recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings. Net costs recognized for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans are as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost - benefits earned during the period	$52	$53	$104	$107	$11	$11	$23	$21
Interest cost on projected benefit obligations	123	123	248	245	18	18	36	34
Expected return on plan assets	(296)	(281)	(592)	(559)	(8)	(6)	(17)	(13)
Net amortization of:
Actuarial loss, net	2	2	3	4	1	—	3	—
Prior service cost (credit)	1	1	1	1	—	(3)	—	(5)
Net cost (credit)	$(118)	$(102)	$(236)	$(202)	$22	$20	$45	$37

Abbott funds its domestic defined benefit plans according to U.S. Internal Revenue Service (IRS) funding limitations. International pension plans are funded according to similar regulations. In the first six months of 2025, $246 million was contributed to defined benefit plans. In the first six months of 2026 and 2025, $110 million and $75 million were contributed, respectively, to the post-employment medical and dental plans.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)
Note 14 — Taxes on Earnings
Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2026 and 2025, taxes on earnings included $18 million and $84 million, respectively, in excess tax benefits associated with share-based compensation. In the first six months of 2026 and 2025, taxes on earnings included approximately $440 million and $300 million, respectively, of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In the first six months of 2026 and 2025, taxes on earnings also included approximately $60 million of net tax expense and $90 million of net tax benefit, respectively, primarily as the result of the resolution of various tax positions related to prior years.
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
June 30, 2026
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

	Net Sales to External Customers		Cost of Products Sold		Research and Development		Selling, General, and Administrative		Operating Earnings
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Established Pharmaceuticals	$1,499	$1,383	$(650)	$(631)	$(48)	$(43)	$(419)	$(363)	$382	$346
Nutritional Products	2,144	2,212	(1,148)	(1,155)	(54)	(54)	(574)	(585)	368	418
Diagnostic Products	3,092	2,173	(1,532)	(1,224)	(268)	(154)	(793)	(423)	499	372
Medical Devices	5,853	5,369	(1,925)	(1,758)	(470)	(430)	(1,489)	(1,385)	1,969	1,796
Total	$12,588	$11,137	$(5,255)	$(4,768)	$(840)	$(681)	$(3,275)	$(2,756)	$3,218	$2,932
Other	5	5
Net sales	$12,593	$11,142
Corporate functions and plan benefit costs									(45)	(65)
Net interest expense									(299)	(50)
Share-based compensation (a)									(168)	(142)
Amortization of intangible assets									(658)	(420)
Other, net (b)									(524)	(105)
Earnings before Taxes									$1,524	$2,150

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 15 — Segment Information (Continued)

	Net Sales to External Customers		Cost of Products Sold		Research and Development		Selling, General, and Administrative		Operating Earnings
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Established Pharmaceuticals	$2,925	$2,643	$(1,294)	$(1,200)	$(89)	$(85)	$(795)	$(714)	$747	$644
Nutritional Products	4,161	4,358	(2,237)	(2,279)	(108)	(106)	(1,137)	(1,161)	679	812
Diagnostic Products	5,272	4,227	(2,774)	(2,376)	(423)	(305)	(1,241)	(815)	834	731
Medical Devices	11,392	10,264	(3,739)	(3,356)	(914)	(831)	(2,877)	(2,672)	3,862	3,405
Total	$23,750	$21,492	$(10,044)	$(9,211)	$(1,534)	$(1,327)	$(6,050)	$(5,362)	$6,122	$5,592
Other	7	8
Net sales	$23,757	$21,500
Corporate functions and plan benefit costs									(110)	(93)
Net interest expense									(367)	(99)
Share-based compensation (a)									(806)	(431)
Amortization of intangible assets									(1,080)	(840)
Other, net (b)									(786)	(201)
Earnings before Taxes									$2,973	$3,928
___________________________________

(a)
Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards. The first six months of 2026 included $321 million of stock compensation expense related to the cash settlement of equity awards in connection with the Exact Sciences acquisition, per the terms of the merger agreement.

(b)
Other, net for the three and six months ended June 30, 2026, includes costs related to the acquisition of Exact Sciences, legal reserves, and restructuring charges. Other, net for the three and six months ended June 30, 2025, includes charges related to restructurings, fair value adjustments to contingent consideration and integration costs related to business combinations. Other, net for the six months ended June 30, 2025, also includes impairment charges related to various investments.

	Depreciation		Additions to Property and Equipment
	Three Months Ended June 30,		Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Established Pharmaceuticals	$25	$25	$36	$39
Nutritional Products	51	44	46	81
Diagnostic Products	165	135	157	166
Medical Devices	106	94	185	145
Total Reportable Segments	347	298	424	431
Other	55	59	75	62
Total	$402	$357	$499	$493

	Depreciation		Additions to Property and Equipment
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Established Pharmaceuticals	$55	$48	$56	$72
Nutritional Products	101	86	86	160
Diagnostic Products	309	261	285	301
Medical Devices	206	182	332	301
Total Reportable Segments	671	577	759	834
Other	112	116	131	122
Total	$783	$693	$890	$956

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 15 — Segment Information (Continued)

	Total Assets
(in millions)	As of June 30, 2026	As of December 31, 2025
Established Pharmaceuticals	$3,819	$3,540
Nutritional Products	5,278	4,791
Diagnostic Products	9,709	8,273
Medical Devices	11,406	10,689
Total Reportable Segment Assets	$30,212	$27,293
Cash and investments	6,714	9,857
Goodwill and intangible assets	52,455	29,561
All other (c)	19,834	20,002
Total Assets	$109,215	$86,713

(c)	As of June 30, 2026, and December 31, 2025, all other includes the long-term assets associated with the defined benefit plans and certain deferred tax assets.

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

	Net Sales to External Customers
(in millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,499	$1,383	8.4%	(0.3)%	8.7%
Nutritional Products	2,144	2,212	(3.1)	0.5	(3.6)
Diagnostic Products	3,092	2,173	42.3	1.0	41.3
Medical Devices	5,853	5,369	9.0	1.1	7.9
Total Reportable Segments	12,588	11,137	13.0	0.8	12.2
Other	5	5	n/m	n/m	n/m
Net Sales	$12,593	$11,142	13.0	0.8	12.2

Total U.S.	$5,216	$4,276	22.0	—	22.0

Total International	$7,377	$6,866	7.5	1.3	6.2

	Net Sales to External Customers
(in millions)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$2,925	$2,643	10.7%	1.8%	8.9%
Nutritional Products	4,161	4,358	(4.5)	1.1	(5.6)
Diagnostic Products	5,272	4,227	24.7	2.3	22.4
Medical Devices	11,392	10,264	11.0	3.0	8.0
Total Reportable Segments	23,750	21,492	10.5	2.3	8.2
Other	7	8	n/m	n/m	n/m
Net Sales	$23,757	$21,500	10.5	2.3	8.2

Total U.S.	$9,490	$8,444	12.4	—	12.4

Total International	$14,267	$13,056	9.3	3.8	5.5
___________________________________

Notes:	In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
n/m = Percent change is not meaningful

The 12.2 percent increase in total net sales during the second quarter of 2026, excluding the impact of foreign exchange, was driven by the acquisition of Exact Sciences Corporation (Exact Sciences) and high single-digit growth in Medical Devices and Established Pharmaceutical Products, partially offset by lower sales in Nutritional Products. The Exact Sciences acquisition was completed on March 23, 2026, and its results are reported within the Diagnostic Products segment as Cancer Diagnostics from the date of acquisition. On a reported basis, net sales were favorably impacted by foreign exchange as the relatively weaker U.S. dollar increased total international sales by 1.3 percent and total sales by 0.8 percent.
The 8.2 percent increase in total net sales during the first six months of 2026, excluding the impact of foreign exchange, reflected higher sales in Diagnostic Products, Medical Devices, and Established Pharmaceutical Products, partially offset by lower sales in Nutritional Products. Diagnostic Products sales increased as a result of the acquisition of Exact Sciences, while sales in Medical Devices and Established Pharmaceutical Products were driven by higher sales of existing products. Abbott’s net sales were favorably impacted by changes in foreign exchange rates in the first six months as the relatively weaker U.S. dollar increased total international sales by 3.8 percent and total sales by 2.3 percent.
The table below provides detail by sales category for the six months ended June 30. Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$2,253	$2,024	11.3%	1.2%	10.1%
Other Emerging Markets	672	619	8.6	3.7	4.9

Nutritional Products —
International Pediatric Nutritionals	942	920	2.4	1.7	0.7
U.S. Pediatric Nutritionals	1,036	1,175	(11.9)	—	(11.9)
International Adult Nutritionals	1,504	1,526	(1.5)	2.0	(3.5)
U.S. Adult Nutritionals	679	737	(7.8)	—	(7.8)

Diagnostic Products —
Core Laboratory	2,690	2,535	6.1	2.9	3.2
Rapid and Molecular	1,567	1,692	(7.4)	1.4	(8.8)
Cancer Diagnostics	1,015	—	n/a	n/a	n/a

Medical Devices —
Rhythm Management	1,427	1,258	13.4	2.5	10.9
Electrophysiology	1,649	1,430	15.3	2.3	13.0
Heart Failure	790	707	11.7	1.3	10.4
Vascular	1,580	1,467	7.7	2.7	5.0
Structural Heart	1,175	1,112	5.7	3.1	2.6
Neuromodulation	503	482	4.3	1.7	2.6
Diabetes Care	4,268	3,808	12.1	3.9	8.2
___________________________________

Notes:
Abbott's Amplatzer Amulet Left Atrial Appendage Occluder device and related accessories were transferred from Structural Heart to Electrophysiology on January 1, 2026. As a result, $101 million of sales in the first six months of 2025 were moved from Structural Heart to Electrophysiology.

Beginning in 2026, Abbott aggregated its previously reported Rapid Diagnostics, Molecular Diagnostics, and Point of Care businesses into the Rapid and Molecular Diagnostics business.
On March 23, 2026, Abbott completed the acquisition of Exact Sciences. Following the acquisition, the sales of Exact Sciences are presented as Cancer Diagnostics.

In the first six months of 2026, total Established Pharmaceutical Products sales, excluding the impact of foreign exchange, increased 8.9 percent. Excluding the favorable effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 10.1 percent in the first six months of 2026, led by double-digit growth in several countries across the Latin America and Asia Pacific regions. Other Emerging Markets, excluding the effect of foreign exchange, increased 4.9 percent in the first six months of 2026.
Excluding the impact of foreign exchange, total Nutritional Products sales in the first six months of 2026 decreased 5.6 percent, reflecting lower sales volumes across the adult nutritional and U.S. pediatric product portfolios.
In the first six months of 2026, Diagnostic Products sales increased 22.4 percent, excluding the impact of foreign exchange. The inclusion of Exact Sciences and growth in Core Laboratory were partially offset by a decline in Rapid and Molecular Diagnostics. From the acquisition date of March 23, 2026, Diagnostic Products results included approximately $1.0 billion of sales from Exact Sciences, which are reported as Cancer Diagnostics.
In Core Laboratory, sales increased 3.2 percent in the first six months of 2026, excluding the impact of foreign exchange, reflecting continued growth of diagnostic test sales on the Alinity® platform across the U.S. and Latin America, partially offset by lower sales in China due to continued challenging market conditions. In Rapid and Molecular Diagnostics, sales decreased 8.8 percent in the first six months of 2026, excluding the impact of foreign exchange, primarily reflecting lower demand for respiratory virus tests due to a weaker respiratory virus season compared to the prior year.
Excluding the impact of foreign exchange, total Medical Devices sales increased 8.0 percent in the first six months of 2026, led by double‑digit growth in Electrophysiology, Rhythm Management, and Heart Failure. Diabetes Care sales increased 8.2 percent, excluding the impact of foreign exchange, driven by continued growth in Abbott’s continuous glucose monitoring (CGM) systems in the U.S. and internationally. CGM systems sales totaled $4.1 billion and $3.6 billion in the first six months of 2026 and 2025, respectively, and increased 8.6 percent excluding the impact of foreign exchange.
In Rhythm Management, sales increased 10.9 percent in the first six months of 2026, excluding the impact of foreign exchange, primarily due to growth in Aveir® leadless pacemakers. In Electrophysiology, sales increased 13.0 percent, excluding the impact of foreign exchange, primarily reflecting increased sales of ablation catheters and related portfolio products. In Heart Failure, sales increased 10.4 percent, excluding the impact of foreign exchange, primarily reflecting growth across the portfolio of ventricular assist devices and related accessories. In Vascular, sales increased 5.0 percent, excluding the impact of foreign exchange, primarily reflecting growth in endovascular products.
In May 2026, Abbott announced it secured CE Mark for Libre® Duo, its dual glucose-ketone biowearable sensor.
The gross profit margin percentage was 52.5 percent for the second quarter of 2026 and the first six months of 2026, compared to 52.7 percent for the second quarter and the first six months of 2025. The decrease in the second quarter and the first six months of 2026 primarily reflects higher intangible amortization expense related to the Exact Sciences acquisition and the unfavorable impact of higher costs, partially offset by favorable business mix, including the addition of Exact Sciences, continued margin improvement initiatives, and foreign exchange.
Research and development (R&D) expenses increased $167 million to $892 million, or 22.9 percent, in the second quarter of 2026 compared to the prior year, and increased $218 million to $1.7 billion, or 15.1 percent, in the first six months of 2026 compared to the prior year. The increase in R&D expenses in the second quarter and the first six months of 2026 primarily reflects the addition of the Exact Sciences business, as well as continued investment in development programs across multiple businesses.
Selling, general, and administrative (SG&A) expenses increased $934 million to $4.0 billion in the second quarter, or 30.3 percent, and increased $1.6 billion to $7.8 billion, or 26.2 percent, in the first six months of 2026, primarily due to the addition of the Exact Sciences business and related integration expenses, as well as higher legal reserves, increased selling and marketing spend to drive growth across various businesses, and the unfavorable impact of foreign exchange.

Business Acquisition
On March 23, 2026, Abbott completed the acquisition of Exact Sciences for approximately $20.6 billion. The acquisition was funded primarily through the issuance of $20.0 billion of long-term debt in March 2026, with the remainder funded by cash on hand. Under the terms of the agreement, Abbott paid $105 per common share in cash. As part of the acquisition, Abbott assumed approximately $2.8 billion of Exact Sciences’ debt, nearly all of which was repaid as of June 30, 2026. The acquisition of Exact Sciences has established Abbott's position in the cancer diagnostics market and expands its portfolio to include products such as Cologuard®, Oncotype DX®, and Cancerguard®.

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
The goodwill is primarily attributable to future growth opportunities, assembled workforce, potential future technologies, and other intangible assets that do not qualify for separate recognition, as well as expected synergies from combining operations. The acquired net tangible assets consist primarily of property and equipment, trade accounts receivable, trade accounts payable, other current liabilities, and other non-current liabilities.
If the acquisition had occurred as of the beginning of 2025, unaudited pro forma consolidated net sales would have been approximately $11.9 billion and $23.0 billion for the three and six months ended June 30, 2025, respectively. Unaudited pro forma earnings before taxes for the three months ended June 30, 2025, would have been approximately $1.6 billion, reflecting interest expense of approximately $0.2 billion and amortization expense related to acquired intangible assets of approximately $0.3 billion. Unaudited pro forma earnings before taxes for the six months ended June 30, 2025, would have been approximately $2.3 billion, reflecting transaction-related costs of approximately $0.5 billion, interest expense of approximately $0.5 billion, and amortization expense related to acquired intangible assets of approximately $0.5 billion. Unaudited pro forma consolidated net sales would have been approximately $12.6 billion and $24.5 billion for the three and six months ended June 30, 2026, respectively. Unaudited pro forma earnings before taxes would have been approximately $1.6 billion and $2.9 billion for the three and six months ended June 30, 2026, respectively, after giving effect to interest expense of approximately $0.2 billion and amortization expense related to acquired intangible assets of approximately $0.2 billion, and excluding transaction-related expenses of $0.5 billion that were directly attributable to the acquisition. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the Exact Sciences acquisition been completed as of the beginning of 2025, nor is it intended to be indicative of future results of operations of the combined entity.
In the first six months of 2026, Abbott's condensed consolidated results include $1.0 billion of net sales related to Exact Sciences. Earnings of Exact Sciences included in Abbott's condensed consolidated financial statements since the acquisition date are not material to Abbott's consolidated net earnings.

Other (Income) Expense, net

Other (income) expense, net was income of $134 million in the second quarter of 2026, compared to income of $137 million in the second quarter of 2025, and income of $293 million in the first six months of 2026, compared to income of $264 million in the first six months of 2025. The lower income in the second quarter of 2026 primarily reflected higher investment impairments, partially offset by higher income from the non-service cost components of net pension and post-retirement medical benefit costs. The higher income in the first six months of 2026 primarily reflected higher income associated with the non-service cost components of net pension and post-retirement medical benefit costs and unfavorable fair value adjustments of contingent consideration liabilities in the prior year that did not reoccur.
Interest Expense, net

Interest expense, net increased by $249 million to $299 million in the second quarter of 2026 and increased by $268 million to $367 million in the first six months of 2026. In the second quarter and the first six months of 2026, interest expense increased primarily due to interest on debt incurred related to the acquisition of Exact Sciences, partially offset by the benefit of prior year debt repayments and interest income earned on bond proceeds during the first quarter of 2026.

Taxes on Earnings
Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2026 and 2025, taxes on earnings included $18 million and $84 million, respectively, in excess tax benefits associated with share-based compensation. In the first six months of 2026 and 2025, taxes on earnings included approximately $440 million and $300 million, respectively, of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In the first six months of 2026 and 2025, taxes on earnings also included approximately $60 million of net tax expense and $90 million of net tax benefit, respectively, primarily as the result of the resolution of various tax positions related to prior years.
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

Liquidity and Capital Resources

The decrease in cash and cash equivalents from $8.5 billion at December 31, 2025, to $5.1 billion at June 30, 2026, primarily reflects the use of cash to fund the cash portion of the acquisition of Exact Sciences and repay the $2.8 billion of debt assumed in the acquisition, as well as the payment of dividends, share repurchases, and capital expenditures in the first six months of 2026, partially offset by cash generated from operations.

Working capital was $6.7 billion at June 30, 2026, and $9.5 billion at December 31, 2025. The decrease in working capital in 2026 primarily reflects the reduction in cash to fund the cash portion of the Exact Sciences acquisition and the repayment of $2.8 billion of debt assumed as part of the acquisition, as well as an increase in other accrued liabilities, partially offset by increases in trade receivables and inventories.
In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first six months of 2026 totaled $3.8 billion, an increase of $339 million from the prior year. Cash flow from operating activities increased during the period, primarily due to a favorable movement in trade receivables, lower pension contributions and lower cash taxes paid, partially offset by the cash payments related to the settlement of equity awards associated with the Exact Sciences acquisition. In the first six months of 2026, Net cash from operating activities included the payment of cash taxes of $856 million. Net cash from operating activities in the first six months of 2025 included pension contributions of $246 million and the cash tax payments of $945 million.
At June 30, 2026, Abbott’s long-term debt rating was A+ by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.
As part of the acquisition, Abbott assumed approximately $2.8 billion of Exact Sciences’ debt, nearly all of which has been repaid as of June 30, 2026.
On September 15, 2025, Abbott repaid the $500 million outstanding principal amount of its 3.875% Notes upon maturity. On March 17, 2025, Abbott repaid the $1.0 billion outstanding principal amount of its 2.95% Notes upon maturity.
In the first six months of 2026, Abbott repurchased approximately 11.6 million of its common shares for $1.0 billion. As of June 30, 2026, $5.6 billion remains available for repurchase under the share repurchase program authorized by the board of directors in October 2024.
In each of the first two quarters of 2026, Abbott declared a quarterly dividend of $0.63 per share on its common shares, which represents an increase of 6.8 percent over the $0.59 per share dividend declared in each of the first two quarters of 2025.

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

(b)Changes in internal control over financial reporting. During the quarter ended June 30, 2026, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
Abbott is involved in various claims, legal proceedings and investigations as described in its Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”), including those described below (as of June 30, 2026, except where noted below). While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.
In the 2025 10-K, Abbott reported that it is a defendant in numerous lawsuits alleging that preterm infants developed necrotizing enterocolitis as a result of being administered Abbott’s preterm infant formula products. Abbott further reported in the 2025 10-K that in a Missouri state court trial held in July 2024, a jury awarded a plaintiff (“Gill”) $495 million in damages, and Abbott appealed the Gill verdict to the Missouri Court of Appeals in December 2024. In May 2026, the Missouri Court of Appeals affirmed the Gill verdict. Abbott stands by its products and the information it provided about them, and it is seeking review of the ruling from the Supreme Court of Missouri.
In the 2025 10-K, Abbott reported that six shareholder derivative lawsuits had been pending in a consolidated proceeding, In re Abbott Laboratories Infant Formula Shareholder Derivative Litigation, before the United States District Court for the Northern District of Illinois against certain of Abbott’s current and former directors and officers relating to Abbott’s manufacturing of certain powdered infant formula products. In June 2026, the court granted final approval of a settlement of this matter.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	3,499,094	(1)	$92.742	3,499,094	$6,365,048,004	(2)
May 1, 2026 - May 31, 2026	3,600,000	(1)	84.174	3,600,000	6,062,022,204	(2)
June 1, 2026 - June 30, 2026	4,500,000	(1)	91.743	4,500,000	5,649,179,754	(2)
Total	11,599,094	(1)	$89.695	11,599,094	$5,649,179,754	(2)
____________________________________
1.These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.
2.On October 11, 2024, the board of directors authorized the repurchase of up to $7 billion of Abbott common shares, from time to time.

Item 6.     Exhibits

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ PHILIP P. BOUDREAU
Philip P. Boudreau
Executive Vice President, Finance and Chief Financial Officer

Date: July 28, 2026