Form 10-Q
period 2026-09-30
ABBOTT LABORATORIES
filed 2026-11-04
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2026, Abbott Laboratories had 1,731,941,601 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Net sales	$13,013	$11,369	$36,770	$32,869

Cost of products sold, excluding amortization of intangible assets	5,628	5,075	15,843	14,397
Amortization of intangible assets	841	420	1,921	1,260
Research and development	920	766	2,579	2,207
Selling, general, and administrative	4,266	3,051	12,031	9,203
Total operating cost and expenses	11,655	9,312	32,374	27,067

Operating earnings	1,358	2,057	4,396	5,802

Interest expense	350	121	875	373
Interest (income)	(53)	(77)	(211)	(230)
Net foreign exchange (gain) loss	(6)	(17)	(15)	(35)
Other (income) expense, net	(164)	(150)	(457)	(414)
Earnings before taxes	1,231	2,180	4,204	6,108
Taxes on earnings	311	536	1,279	1,360
Net Earnings	$920	$1,644	$2,925	$4,748

Basic Earnings Per Common Share	$0.53	$0.94	$1.67	$2.72

Diluted Earnings Per Common Share	$0.53	$0.94	$1.67	$2.70

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,734,446	1,742,142	1,739,080	1,741,617
Dilutive Common Stock Options	3,460	7,219	3,538	7,544
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,737,906	1,749,361	1,742,618	1,749,161

Outstanding Common Stock Options Having No Dilutive Effect	11,730	1,443	9,900	1,431
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Net Earnings	$920	$1,644	$2,925	$4,748
Foreign currency translation gain (loss) adjustments, net of taxes of $(3) and $(9) in 2026 and $(6) and $52 in 2025	(133)	(136)	(462)	1,414
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $1 and $3 in 2026 and $— and $— in 2025	2	(11)	(10)	45
Net gains (losses) for derivative instruments designated as cash flow hedges, net of taxes of $— and $45 in 2026 and $8 and $(101) in 2025	—	39	130	(237)
Other comprehensive income (loss)	(131)	(108)	(342)	1,222
Comprehensive Income	$789	$1,536	$2,583	$5,970

	September 30, 2026	December 31, 2025
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(6,393)	$(5,931)
Net actuarial (losses) and prior service (costs) and credits	(11)	(1)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	61	(69)
Accumulated other comprehensive income (loss)	$(6,343)	$(6,001)
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
(dollars in millions)

	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$4,052	$8,522
Short-term investments	246	417
Trade receivables, less allowances of $508 in 2026 and $490 in 2025	9,032	7,929
Inventories:
Finished products	4,505	3,976
Work in process	1,027	904
Materials	1,805	1,608
Total inventories	7,337	6,488
Prepaid expenses and other receivables	2,829	2,640
Total Current Assets	23,496	25,996
Investments	1,099	918
Property and equipment, at cost	26,714	25,222
Less: accumulated depreciation and amortization	13,834	13,406
Net property and equipment	12,880	11,816
Intangible assets, net of amortization	19,591	5,526
Goodwill	32,643	24,035
Deferred income taxes and other assets	18,538	18,422
	$108,247	$86,713
Liabilities and Shareholders’ Investment
Current Liabilities:
Trade accounts payable	$4,656	$4,240
Salaries, wages, and commissions	1,896	1,745
Other accrued liabilities	6,583	5,812
Dividends payable	1,094	1,097
Income taxes payable	215	569
Current portion of long-term debt	1,708	3,033
Total Current Liabilities	16,152	16,496
Long-term debt	29,451	9,896
Post-employment obligations, deferred income taxes, and other long-term liabilities	11,021	7,550
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2026: 1,999,047,835; 2025: 1,996,795,525	25,645	25,527
Common shares held in treasury, at cost — Shares: 2026: 267,106,234; 2025: 260,196,074	(17,913)	(17,177)
Earnings employed in the business	49,638	49,781
Accumulated other comprehensive income (loss)	(6,343)	(6,001)
Total Abbott Shareholders’ Investment	51,027	52,130
Noncontrolling interests	596	641
Total Shareholders’ Investment	51,623	52,771
	$108,247	$86,713
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Three Months Ended September 30
	2026	2025
Common Shares:
Balance at June 30
Shares: 2026: 1,998,291,279; 2025: 1,996,448,469	$25,495	$25,284
Issued under incentive stock programs
Shares: 2026: 756,556; 2025: 295,325	42	15
Share-based compensation	136	120
Issuance of restricted stock awards	(28)	(7)
Balance at September 30
Shares: 2026: 1,999,047,835; 2025: 1,996,743,794	$25,645	$25,412

Common Shares Held in Treasury:
Balance at June 30
Shares: 2026: 267,907,983; 2025: 255,988,730	$(17,967)	$(16,610)
Issued under incentive stock programs
Shares: 2026: 802,434; 2025: 543,100	54	36
Purchased
Shares: 2026: 685; 2025: 2,425,492	—	(303)
Balance at September 30
Shares: 2026: 267,106,234; 2025: 257,871,122	$(17,913)	$(16,877)

Earnings Employed in the Business:
Balance at June 30	$49,794	$48,467
Net earnings	920	1,644
Cash dividends declared on common shares (per share — 2026: $0.63; 2025: $0.59)	(1,095)	(1,030)
Effect of common and treasury share transactions	19	22
Balance at September 30	$49,638	$49,103

Accumulated Other Comprehensive Income (Loss):
Balance at June 30	$(6,212)	$(6,576)
Other comprehensive income (loss)	(131)	(108)
Balance at September 30	$(6,343)	$(6,684)

Noncontrolling Interests in Subsidiaries:
Balance at June 30	$652	$264
Changes to noncontrolling ownership interest	(30)	—
Noncontrolling interests’ share of income (loss), net of distributions and share repurchases	(26)	46
Balance at September 30	$596	$310
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Investment
(Unaudited)
(in millions except shares and per share data)

	Nine Months Ended September 30
	2026	2025
Common Shares:
Balance at January 1
Shares: 2026: 1,996,795,525; 2025: 1,991,472,630	$25,527	$25,153
Issued under incentive stock programs
Shares: 2026: 2,252,310; 2025: 5,271,164	104	290
Share-based compensation	623	551
Issuance of restricted stock awards	(609)	(582)
Balance at September 30
Shares: 2026: 1,999,047,835; 2025: 1,996,743,794	$25,645	$25,412

Common Shares Held in Treasury:
Balance at January 1
Shares: 2026: 260,196,074; 2025: 259,774,639	$(17,177)	$(16,844)
Issued under incentive stock programs
Shares: 2026: 4,843,726; 2025: 4,514,000	322	295
Purchased
Shares: 2026: 11,753,886; 2025: 2,610,483	(1,058)	(328)
Balance at September 30
Shares: 2026: 267,106,234; 2025: 257,871,122	$(17,913)	$(16,877)

Earnings Employed in the Business:
Balance at January 1	$49,781	$47,261
Net earnings	2,925	4,748
Cash dividends declared on common shares (per share — 2026: $1.89; 2025: $1.77)	(3,291)	(3,091)
Effect of common and treasury share transactions	223	185
Balance at September 30	$49,638	$49,103

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(6,001)	$(7,906)
Other comprehensive income (loss)	(342)	1,222
Balance at September 30	$(6,343)	$(6,684)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$641	$237
Changes to noncontrolling ownership interest	(30)	—
Noncontrolling interests’ share of income (loss), net of distributions and share repurchases	(15)	73
Balance at September 30	$596	$310
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30
	2026	2025
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,925	$4,748
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	1,198	1,064
Amortization of intangible assets	1,921	1,260
Share-based compensation	622	551
Trade receivables	(904)	(874)
Inventories	(772)	(39)
Other, net	550	(459)
Net Cash From Operating Activities	5,540	6,251

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,409)	(1,482)
Acquisitions of businesses and technologies, net of cash acquired	(20,083)	(85)
Sales (purchases) of other investment securities, net	61	46
Other	49	12
Net Cash From (Used in) Investing Activities	(21,382)	(1,509)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	26	(44)
Proceeds from issuance of long-term debt	19,829	3
Repayments of long-term debt	(4,154)	(1,503)
Purchases of common shares	(1,236)	(591)
Proceeds from stock options exercised	219	391
Dividends paid	(3,294)	(3,086)
Other	—	(82)
Net Cash From (Used in) Financing Activities	11,390	(4,912)

Effect of exchange rate changes on cash and cash equivalents	(18)	65

Net Increase (Decrease) in Cash and Cash Equivalents	(4,470)	(105)
Cash and Cash Equivalents, Beginning of Year	8,522	7,616
Cash and Cash Equivalents, End of Period	$4,052	$7,511
The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2026
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
September 30, 2026
(Unaudited)
Note 3 — Revenue
Abbott’s revenues are derived primarily from the sale of a broad portfolio of healthcare products under short-term receivable arrangements. Abbott has four reportable segments: Established Pharmaceutical Products, Nutritional Products, Diagnostic Products, and Medical Devices.
The following tables provide detail by sales category:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$1,195	$1,195	$—	$1,097	$1,097
Other	—	419	419	—	414	414
Total	—	1,614	1,614	—	1,511	1,511
Nutritional Products —
Pediatric Nutritionals	577	486	1,063	520	457	977
Adult Nutritionals	381	818	1,199	368	808	1,176
Total	958	1,304	2,262	888	1,265	2,153
Diagnostic Products —
Core Laboratory	389	1,049	1,438	366	998	1,364
Rapid and Molecular	526	373	899	520	369	889
Cancer Diagnostics	938	30	968	—	—	—
Total	1,853	1,452	3,305	886	1,367	2,253
Medical Devices —
Rhythm Management	380	372	752	350	336	686
Electrophysiology	429	444	873	363	397	760
Heart Failure	303	84	387	280	86	366
Vascular	290	496	786	280	465	745
Structural Heart	228	364	592	256	324	580
Neuromodulation	185	66	251	196	58	254
Diabetes Care	872	1,313	2,185	796	1,261	2,057
Total	2,687	3,139	5,826	2,521	2,927	5,448
Other	6	—	6	4	—	4
Total	$5,504	$7,509	$13,013	$4,299	$7,070	$11,369

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited)

Note 3 — Revenue (Continued)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$3,448	$3,448	$—	$3,121	$3,121
Other	—	1,091	1,091	—	1,033	1,033
Total	—	4,539	4,539	—	4,154	4,154
Nutritional Products —
Pediatric Nutritionals	1,613	1,428	3,041	1,695	1,377	3,072
Adult Nutritionals	1,060	2,322	3,382	1,105	2,334	3,439
Total	2,673	3,750	6,423	2,800	3,711	6,511
Diagnostic Products —
Core Laboratory	1,113	3,015	4,128	1,049	2,850	3,899
Rapid and Molecular	1,384	1,082	2,466	1,519	1,062	2,581
Cancer Diagnostics	1,921	62	1,983	—	—	—
Total	4,418	4,159	8,577	2,568	3,912	6,480
Medical Devices —
Rhythm Management	1,096	1,083	2,179	994	950	1,944
Electrophysiology	1,227	1,295	2,522	1,058	1,132	2,190
Heart Failure	908	269	1,177	824	249	1,073
Vascular	875	1,491	2,366	831	1,381	2,212
Structural Heart	677	1,090	1,767	753	939	1,692
Neuromodulation	551	203	754	565	171	736
Diabetes Care	2,556	3,897	6,453	2,338	3,527	5,865
Total	7,890	9,328	17,218	7,363	8,349	15,712
Other	13	—	13	12	—	12
Total	$14,994	$21,776	$36,770	$12,743	$20,126	$32,869
___________________________________

Notes:
Abbott's Amplatzer Amulet Left Atrial Appendage Occluder device and related accessories were transferred from Structural Heart to Electrophysiology on January 1, 2026. As a result, $55 million of sales in the third quarter of 2025 and $156 million of sales in the first nine months of 2025 were moved from Structural Heart to Electrophysiology.

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

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited)

Note 3 — Revenue (Continued)
Remaining Performance Obligations
As of September 30, 2026, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $6.2 billion in the Diagnostic Products segment, $480 million in the Medical Devices segment, and $240 million in the Established Pharmaceutical Products segment. Abbott expects to recognize revenue on approximately 52 percent of these remaining performance obligations over the next 24 months, approximately 18 percent over the subsequent 12 months, and the remainder thereafter.
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
Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2025	$633
Unearned revenue from cash received during the period	394
Revenue recognized related to contract liability balance	(358)
Balance at September 30, 2026	$669

Note 4 — Supplemental Financial Information
Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for the three months ended September 30, 2026, and 2025, were $0.9 billion and $1.6 billion, respectively, and for the nine months ended September 30, 2026, and 2025, were $2.9 billion and $4.7 billion, respectively.
Other, net in Net Cash From Operating Activities in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2026 includes the payment of cash taxes of $1.3 billion. The first nine months of 2025 included $256 million of pension contributions and the payment of cash taxes of $1.5 billion.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited)

Note 4 — Supplemental Financial Information (Continued)
The following summarizes the activity for the first nine months of 2026 related to the allowance for doubtful accounts as of September 30, 2026:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2025	$290
Provisions/charges to income	82
Amounts charged off and other deductions	(46)
Balance at September 30, 2026	$326
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
The components of long-term investments are as follows:

(in millions)	September 30, 2026	December 31, 2025
Long-term Investments:
Equity securities	$811	$597
Other	288	321
Total	$1,099	$918
The increase in Abbott’s long-term investments as of September 30, 2026, compared to December 31, 2025, primarily reflects non-marketable securities acquired in the Exact Sciences acquisition and other investment activity during the period.
Abbott’s equity securities as of September 30, 2026, include $318 million of investments in mutual funds that are held in a rabbi trust. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.
Abbott holds certain investments as of September 30, 2026, including investments accounted for under the equity method with a carrying value of $173 million and other equity investments with a carrying value of $238 million that do not have a readily determinable fair value.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited)
Note 5 — Changes In Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2026	2025	2026	2025	2026	2025
Balance at June 30	$(6,260)	$(5,955)	$(13)	$(555)	$61	$(66)
Other comprehensive income (loss) before reclassifications	(133)	(136)	(1)	(11)	(10)	28
Amounts reclassified from accumulated other comprehensive income	—	—	3	—	10	11
Net current period comprehensive income (loss)	(133)	(136)	2	(11)	—	39
Balance at September 30	$(6,393)	$(6,091)	$(11)	$(566)	$61	$(27)

	Nine Months Ended September 30
	Cumulative Foreign Currency Translation (Loss) Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2026	2025	2026	2025	2026	2025
Balance at January 1	$(5,931)	$(7,505)	$(1)	$(611)	$(69)	$210
Other comprehensive income (loss) before reclassifications	(462)	1,414	(20)	45	19	(186)
Amounts reclassified from accumulated other comprehensive income	—	—	10	—	111	(51)
Net current period comprehensive income (loss)	(462)	1,414	(10)	45	130	(237)
Balance at September 30	$(6,393)	$(6,091)	$(11)	$(566)	$61	$(27)
Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 13 — Post-Employment Benefits for additional details.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited)

Note 6 — Business Acquisition
On March 23, 2026, Abbott completed the acquisition of Exact Sciences for approximately $20.6 billion. The acquisition was funded primarily through the issuance of $20.0 billion of long-term debt in March 2026, with the remainder funded with cash on hand. Under the terms of the agreement, Abbott paid $105 per common share in cash. As part of the acquisition, Abbott assumed approximately $2.8 billion of Exact Sciences’ debt, nearly all of which was repaid. The acquisition of Exact Sciences has established Abbott's position in the cancer diagnostics market and expands its portfolio to include products such as Cologuard®, Oncotype DX®, and Cancerguard®.
The preliminary allocation of the fair value of the Exact Sciences acquisition is shown in the table below. During the third quarter of 2026, Abbott recorded measurement period adjustments, including a $3.2 billion increase in acquired intangible assets with a corresponding reduction to goodwill, which resulted in approximately $100 million of additional amortization expense recognized in the third quarter. Allocation of the purchase price of the acquisition will be finalized when the valuation of assets and liabilities is completed. The differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$16.0
Goodwill, non-deductible	8.9
Acquired net tangible assets	0.4
Deferred income taxes recorded at acquisition	(2.7)
Net debt	(2.0)
Total preliminary allocation of fair value	$20.6
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
If the acquisition had occurred as of the beginning of 2025, unaudited pro forma consolidated net sales would have been approximately $12.2 billion and $35.2 billion for the three and nine months ended September 30, 2025, respectively. Unaudited pro forma earnings before taxes for the three months ended September 30, 2025, would have been approximately $1.6 billion, reflecting interest expense of $0.2 billion and amortization expense related to acquired intangible assets of $0.4 billion. Unaudited pro forma earnings before taxes for the nine months ended September 30, 2025, would have been approximately $3.7 billion, reflecting transaction-related expenses of $0.5 billion, interest expense of $0.7 billion, and amortization expense related to acquired intangible assets of $1.1 billion. Unaudited pro forma consolidated net sales would have been approximately $13.0 billion and $37.5 billion for the three and nine months ended September 30, 2026, respectively. Unaudited pro forma earnings before taxes would have been approximately $1.4 billion for the three months ended September 30, 2026. For the nine months ended September 30, 2026, unaudited pro forma earnings before taxes would have been approximately $4.1 billion, after the effect of interest expense of $0.2 billion, amortization expense related to acquired intangible assets of $0.3 billion, and excluding transaction-related expenses of $0.5 billion that were directly attributable to the acquisition. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the Exact Sciences acquisition been completed as of the beginning of 2025, nor is it intended to be indicative of future results of operations of the combined entity.
In the first nine months of 2026, Abbott's condensed consolidated results include $2.0 billion of net sales related to Exact Sciences. Earnings of Exact Sciences included in Abbott's condensed consolidated financial statements since the acquisition date are not material to Abbott's consolidated net earnings.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)
Note 7 — Goodwill and Intangible Assets
The total amount of goodwill reported was $32.6 billion at September 30, 2026, and $24.0 billion at December 31, 2025. Goodwill increased by $8.9 billion in the first nine months of 2026 due to the completion of the Exact Sciences acquisition. Foreign currency translation adjustments decreased goodwill by $0.3 billion in the first nine months of 2026. The amount of goodwill related to reportable segments at September 30, 2026, was $2.7 billion for the Established Pharmaceutical Products segment, $0.3 billion for the Nutritional Products segment, $12.5 billion for the Diagnostic Products segment, and $17.2 billion for the Medical Devices segment. The Diagnostic Products segment includes the amount of goodwill related to the Exact Sciences acquisition. There were no reductions of goodwill relating to impairments in the first nine months of 2026.
The gross amount of amortizable intangible assets, primarily product rights and technology, was $43.5 billion as of September 30, 2026, and $27.6 billion as of December 31, 2025. The gross amount of amortizable intangible assets increased by $16.0 billion in the first nine months of 2026 due to the completion of the Exact Sciences acquisition. Accumulated amortization was $25.1 billion and $23.3 billion as of September 30, 2026, and December 31, 2025, respectively. Abbott’s estimated annual amortization expense for intangible assets is approximately $3.0 billion in 2026, $2.7 billion in 2027, $2.1 billion in 2028, $2.1 billion in 2029, and $1.9 billion in 2030.
Indefinite-lived intangible assets, which relate to in-process research and development (IPR&D), were $1.2 billion as of September 30, 2026, and December 31, 2025.

Note 8 — Restructuring Plans
In 2025, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in its diagnostics and medical devices businesses. In addition, Abbott recognized asset impairment charges of $25 million related to these restructuring plans in the first nine months of 2025. The following summarizes the activity related to these restructuring actions and the status of the related accruals as of September 30, 2026:

(in millions)	Total
Accrued balance at December 31, 2025	$180
Payments and other adjustments	(92)
Accrued balance at September 30, 2026	$88

Note 9 — Incentive Stock Programs
In the first nine months of 2026, Abbott granted 2,011,741 stock options, 449,237 restricted stock awards, and 5,090,970 restricted stock units under its incentive stock program. At September 30, 2026, approximately 140 million shares were reserved for future grants. This reserve reflects the shares authorized by Abbott's shareholders in April 2026. Information regarding the number of options outstanding and exercisable at September 30, 2026, is as follows:

	Outstanding	Exercisable
Number of shares	22,221,497	18,707,816
Weighted average remaining life (years)	4.6	3.8
Weighted average exercise price	$96.60	$92.10
Aggregate intrinsic value (in millions)	$284	$284
In connection with the completion of the Exact Sciences acquisition, unvested Exact Sciences restricted stock units were converted into Abbott restricted stock units, in accordance with the merger agreement. The number of restricted stock units converted was 1,476,916 at a fair value of $105.62.
The total unrecognized share-based compensation cost at September 30, 2026, amounted to $641 million, which is expected to be recognized over approximately the next three years.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2026
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
As part of the acquisition, Abbott assumed approximately $2.8 billion of Exact Sciences’ debt, nearly all of which was repaid.
On September 27, 2026, Abbott repaid the €1.14 billion outstanding principal amount on its 1.500% Notes upon maturity. The repayment equated to approximately $1.3 billion. On September 15, 2025, Abbott repaid the $500 million outstanding principal amount of its 3.875% Notes upon maturity. On March 17, 2025, Abbott repaid the $1.0 billion outstanding principal amount of its 2.95% Notes upon maturity.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures
Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates, primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $8.2 billion at September 30, 2026, and $7.4 billion at December 31, 2025, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of September 30, 2026, will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.
Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At September 30, 2026, and December 31, 2025, Abbott held gross notional amounts of $12.8 billion and $13.1 billion, respectively, of such foreign currency forward exchange contracts.
Abbott has designated a yen-denominated, 5-year term loan of $584 million and $589 million as of September 30, 2026, and December 31, 2025, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
Abbott is a party to interest rate hedge contracts to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. At September 30, 2026, and December 31, 2025, Abbott had interest rate hedge contracts with a notional amount totaling $4.2 billion and $1.2 billion, respectively. The increase from December 31, 2025, was due to additional interest rate hedge contracts associated with fixed-rate debt issued as part of the Exact Sciences acquisition.
The following table summarizes the amounts and location of certain derivative and non-derivative financial instruments as of September 30, 2026, and December 31, 2025:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	September 30, 2026	December 31, 2025	Balance Sheet Caption	September 30, 2026	December 31, 2025	Balance Sheet Caption
Interest rate swaps designated as fair value hedges:
Non-current	$—	$—	Deferred income taxes and other assets	$267	$—	Post-employment obligations, deferred income taxes, and other long-term liabilities
Current	—	—	Prepaid expenses and other receivables	12	19	Other accrued liabilities
Foreign currency forward exchange contracts:
Hedging instruments	139	57	Prepaid expenses and other receivables	94	231	Other accrued liabilities
Others not designated as hedges	76	51	Prepaid expenses and other receivables	88	66	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	584	589	Long-term debt
	$215	$108		$1,045	$905

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income:

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$(14)	$33	$25	$(270)	$(10)	$(13)	$(147)	$74	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	(16)	16	5	(36)	—	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(167)	—	(260)	17	Interest expense

Gains of $50 million and $9 million were recognized in the three months ended September 30, 2026, and 2025, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Gains of $110 million and $44 million were recognized in the nine months ended September 30, 2026, and 2025, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.
The carrying values and fair values of certain financial instruments as of September 30, 2026, and December 31, 2025, are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	September 30, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$811	$811	$597	$597
Other	288	288	321	321
Total Long-term Debt	(31,159)	(28,657)	(12,929)	(12,772)
Foreign Currency Forward Exchange Contracts:
Receivable position	215	215	108	108
(Payable) position	(182)	(182)	(297)	(297)
Interest Rate Hedge Contracts:
Receivable position	—	—	—	—
(Payable) position	(279)	(279)	(19)	(19)
The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2026:
Equity securities	$400	$400	$—	$—
Foreign currency forward exchange contracts	215	—	215	—
Total Assets	$615	$400	$215	$—

Fair value of hedged long-term debt	$3,879	$—	$3,879	$—
Interest rate swap derivative financial instruments	279	—	279	—
Foreign currency forward exchange contracts	182	—	182	—
Contingent consideration	256	—	—	256
Total Liabilities	$4,596	$—	$4,340	$256

December 31, 2025:
Equity securities	$342	$342	$—	$—
Foreign currency forward exchange contracts	108	—	108	—
Total Assets	$450	$342	$108	$—

Fair value of hedged long-term debt	$1,133	$—	$1,133	$—
Interest rate swap derivative financial instruments	19	—	19	—
Foreign currency forward exchange contracts	297	—	297	—
Contingent consideration	1	—	—	1
Total Liabilities	$1,450	$—	$1,449	$1

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
September 30, 2026
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
Abbott has been named as a defendant in a number of lawsuits alleging that its preterm infant formula and human milk fortifier products that contain cow’s milk ingredients cause an intestinal disease known as necrotizing enterocolitis (NEC) and inadequately warn about the risk of NEC. These lawsuits claim that certain preterm infants suffered injury or death as a result of contracting NEC. Several of these matters have progressed to a decision, with varying outcomes. In the first three federal Multidistrict Litigation (MDL) “bellwether” cases before the U.S. District Court for the Northern District of Illinois, Abbott prevailed on summary judgment. Outcomes in the state court cases have varied, ranging from a summary judgment ruling in Abbott’s favor to a plaintiff verdict awarding $495 million in damages (the "Gill case"). Several of these cases are at various stages of appeal. During the third quarter of 2026, Abbott recorded a charge of approximately $670 million related to agreements to resolve the Gill case and the NEC claims brought on behalf of approximately 2,000 additional infants. These agreements are a compromise of disputed claims and not in any way an admission of liability. Abbott stands by its products and the information it provided about them. Given the uncertainty as to the possible outcome of the remaining NEC-related matters, Abbott is unable to reasonably estimate a range of possible loss related to these matters and, therefore, no additional reserves have been recorded.
Abbott was a defendant in a civil qui tam lawsuit related to its U.S. manufacturing of powdered infant formula products. In that matter, the U.S. Department of Justice (DOJ) and several states had partially intervened, alleging violations of certain federal and state laws, including the Federal False Claims Act. In September 2026, Abbott reached an agreement to resolve the DOJ investigations and the aforementioned complaints, pursuant to which Abbott paid approximately $385 million, plus attorneys' fees and accrued interest, to resolve all claims. The settlement does not represent any finding of fault or liability, and no evidence was found that Abbott infant formula products caused the illnesses or deaths that prompted Abbott’s voluntary recall in 2022.
Abbott is involved in various claims and legal proceedings. Abbott estimates the range of possible loss for all of its various legal proceedings and environmental exposures to be from approximately $430 million to $450 million. The recorded accrual balance at September 30, 2026, for these proceedings and exposures was approximately $435 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that could result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the matters discussed in the second paragraph of this note, the resolution of which could be material to Abbott’s financial position, cash flows, or results of operations.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited)

Note 13 — Post-Employment Benefits
Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net periodic benefit costs, other than service costs, are recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings. Net costs recognized for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans are as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost - benefits earned during the period	$52	$55	$156	$162	$12	$11	$35	$32
Interest cost on projected benefit obligations	124	124	372	369	18	17	54	51
Expected return on plan assets	(295)	(282)	(887)	(841)	(9)	(7)	(26)	(20)
Net amortization of:
Actuarial loss, net	1	2	4	6	2	—	5	—
Prior service cost (credit)	—	—	1	1	—	(2)	—	(7)
Net cost (credit)	$(118)	$(101)	$(354)	$(303)	$23	$19	$68	$56
Abbott funds its domestic defined benefit plans according to U.S. Internal Revenue Service (IRS) funding limitations. International pension plans are funded according to similar regulations. In the first nine months of 2026 and 2025, $110 million and $75 million were contributed, respectively, to the post-employment medical and dental plans. In the first nine months of 2025, $256 million was contributed to defined benefit plans.
Note 14 — Taxes on Earnings
Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2026 and 2025, taxes on earnings included $28 million and $91 million, respectively, in excess tax benefits associated with share-based compensation. In the first nine months of 2026 and 2025, taxes on earnings included approximately $540 million and $460 million, respectively, of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In the first nine months of 2026 and 2025, taxes on earnings also included approximately $95 million of net tax expense and $90 million of net tax benefit, respectively, primarily as the result of the resolution of various tax positions related to prior years.
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
September 30, 2026
(Unaudited)

Note 14 — Taxes on Earnings (Continued)
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
September 30, 2026
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
Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The chief operating decision maker (CODM) at Abbott is the Chief Executive Officer. The CODM primarily considers sales and operating margin to assess the performance of segments and to allocate resources, where segment operating margin profitability includes cost of products sold and operating expenses. The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to segments. In addition, intangible asset amortization and certain legal settlements are not allocated to operating segments, and intangible assets and goodwill are not included in the measure of each segment’s assets.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited)

Note 15 — Segment Information (Continued)
The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the condensed consolidated financial statements.

	Net Sales to External Customers		Cost of Products Sold		Research and Development		Selling, General, and Administrative		Operating Earnings
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Established Pharmaceuticals	$1,614	$1,511	$(732)	$(714)	$(47)	$(42)	$(376)	$(364)	$459	$391
Nutritional Products	2,262	2,153	(1,272)	(1,223)	(54)	(55)	(552)	(515)	384	360
Diagnostic Products	3,305	2,253	(1,609)	(1,290)	(265)	(150)	(762)	(413)	669	400
Medical Devices	5,826	5,448	(1,942)	(1,767)	(500)	(462)	(1,476)	(1,390)	1,908	1,829
Total	$13,007	$11,365	$(5,555)	$(4,994)	$(866)	$(709)	$(3,166)	$(2,682)	$3,420	$2,980
Other	6	4
Net sales	$13,013	$11,369
Corporate functions and plan benefit costs									(85)	(84)
Net interest expense									(297)	(44)
Share-based compensation (a)									(137)	(120)
Amortization of intangible assets									(841)	(420)
Other, net (b)									(829)	(132)
Earnings before Taxes									$1,231	$2,180

	Net Sales to External Customers		Cost of Products Sold		Research and Development		Selling, General, and Administrative		Operating Earnings
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Established Pharmaceuticals	$4,539	$4,154	$(2,026)	$(1,914)	$(136)	$(127)	$(1,171)	$(1,078)	$1,206	$1,035
Nutritional Products	6,423	6,511	(3,509)	(3,502)	(162)	(161)	(1,689)	(1,676)	1,063	1,172
Diagnostic Products	8,577	6,480	(4,383)	(3,666)	(688)	(455)	(2,003)	(1,228)	1,503	1,131
Medical Devices	17,218	15,712	(5,681)	(5,123)	(1,414)	(1,293)	(4,353)	(4,062)	5,770	5,234
Total	$36,757	$32,857	$(15,599)	$(14,205)	$(2,400)	$(2,036)	$(9,216)	$(8,044)	$9,542	$8,572
Other	13	12
Net sales	$36,770	$32,869
Corporate functions and plan benefit costs									(195)	(177)
Net interest expense									(664)	(143)
Share-based compensation (a)									(943)	(551)
Amortization of intangible assets									(1,921)	(1,260)
Other, net (b)									(1,615)	(333)
Earnings before Taxes									$4,204	$6,108
___________________________________

(a)
Approximately 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards. The first nine months of 2026 included $321 million of stock compensation expense related to the cash settlement of equity awards in connection with the Exact Sciences acquisition, per the terms of the merger agreement.

(b)
Other, net for the three and nine months ended September 30, 2026, includes costs related to the acquisition of Exact Sciences and legal settlements. Other, net for the three and nine months ended September 30, 2025, includes charges related to restructurings. For the nine months ended September 30, 2025, Other, net includes a fair value adjustment to a contingent consideration.

Abbott Laboratories and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited)

Note 15 — Segment Information (Continued)

	Depreciation		Additions to Property and Equipment
	Three Months Ended September 30,		Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Established Pharmaceuticals	$27	$28	$34	$38
Nutritional Products	46	47	62	71
Diagnostic Products	171	136	180	168
Medical Devices	109	97	173	140
Total Reportable Segments	353	308	449	417
Other	62	63	63	70
Total	$415	$371	$512	$487

	Depreciation		Additions to Property and Equipment
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Established Pharmaceuticals	$82	$76	$90	$110
Nutritional Products	147	133	148	231
Diagnostic Products	480	397	465	469
Medical Devices	315	279	505	441
Total Reportable Segments	1,024	885	1,208	1,251
Other	174	179	194	192
Total	$1,198	$1,064	$1,402	$1,443

	Total Assets
(in millions)	As of September 30, 2026	As of December 31, 2025
Established Pharmaceuticals	$3,878	$3,540
Nutritional Products	5,234	4,791
Diagnostic Products	9,967	8,273
Medical Devices	11,687	10,689
Total Reportable Segment Assets	$30,766	$27,293
Cash and investments	5,397	9,857
Goodwill and intangible assets	52,234	29,561
All other (c)	19,850	20,002
Total Assets	$108,247	$86,713

(c)	As of September 30, 2026, and December 31, 2025, all other includes the long-term assets associated with the defined benefit plans and certain deferred tax assets.
Note 16 — Separation of Abbott's Global Nutrition Business
In October 2026, Abbott announced its intention to separate its Nutrition business into an independent, publicly traded company. The new company's business will include the Nutritional Products segment, which includes a broad portfolio of adult and pediatric nutritional products, including the Similac®, PediaSure®, Pedialyte®, Glucerna®, and Ensure® brands. Abbott intends to separate the business through distribution of shares of the independent Nutrition company to Abbott shareholders. The transaction is intended to qualify as a tax-free separation for U.S. federal income tax purposes. Abbott expects to complete the transaction by the end of 2027, subject to customary conditions, including regulatory approvals, the effectiveness of a registration statement on Form 10 and final approval by the Abbott board of directors.

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

	Net Sales to External Customers
(in millions)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,614	$1,511	6.8%	(1.6)%	8.4%
Nutritional Products	2,262	2,153	5.1	0.2	4.9
Diagnostic Products	3,305	2,253	46.7	0.1	46.6
Medical Devices	5,826	5,448	6.9	(0.5)	7.4
Total Reportable Segments	13,007	11,365	14.5	(0.3)	14.8
Other	6	4	n/m	n/m	n/m
Net Sales	$13,013	$11,369	14.5	(0.3)	14.8

Total U.S.	$5,504	$4,299	28.0	—	28.0

Total International	$7,509	$7,070	6.2	(0.6)	6.8

	Net Sales to External Customers
(in millions)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$4,539	$4,154	9.3%	0.6%	8.7%
Nutritional Products	6,423	6,511	(1.3)	0.8	(2.1)
Diagnostic Products	8,577	6,480	32.4	1.6	30.8
Medical Devices	17,218	15,712	9.6	1.8	7.8
Total Reportable Segments	36,757	32,857	11.9	1.4	10.5
Other	13	12	n/m	n/m	n/m
Net Sales	$36,770	$32,869	11.9	1.4	10.5

Total U.S.	$14,994	$12,743	17.7	—	17.7

Total International	$21,776	$20,126	8.2	2.3	5.9
___________________________________

Notes:	In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.
n/m = Percent change is not meaningful

The 14.8 percent increase in total net sales during the third quarter of 2026, excluding the impact of foreign exchange, was driven by the acquisition of Exact Sciences Corporation (Exact Sciences) and high single-digit growth in Medical Devices and Established Pharmaceutical Products. The Exact Sciences acquisition was completed on March 23, 2026, and its results are reported within the Diagnostic Products segment as Cancer Diagnostics from the date of acquisition. On a reported basis, net sales were unfavorably impacted by foreign exchange as the relatively stronger U.S. dollar decreased total international sales by 0.6 percent and total sales by 0.3 percent.
The 10.5 percent increase in total net sales during the first nine months of 2026, excluding the impact of foreign exchange, reflected higher sales in Diagnostic Products, Medical Devices, and Established Pharmaceutical Products, partially offset by lower sales in Nutritional Products. Sales of Diagnostic Products primarily increased as a result of the acquisition of Exact Sciences, while growth in Medical Devices and Established Pharmaceutical Products reflected higher sales of new and existing products. Abbott’s net sales were favorably impacted by changes in foreign exchange rates as the relatively weaker U.S. dollar increased total international sales by 2.3 percent and total sales by 1.4 percent.
The table below provides detail by sales category for the nine months ended September 30. Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$3,448	$3,121	10.5%	0.1%	10.4%
Other Emerging Markets	1,091	1,033	5.6	2.0	3.6

Nutritional Products —
International Pediatric Nutritionals	1,428	1,377	3.7	1.3	2.4
U.S. Pediatric Nutritionals	1,613	1,695	(4.8)	—	(4.8)
International Adult Nutritionals	2,322	2,334	(0.5)	1.5	(2.0)
U.S. Adult Nutritionals	1,060	1,105	(4.0)	—	(4.0)

Diagnostic Products —
Core Laboratory	4,128	3,899	5.9	1.9	4.0
Rapid and Molecular	2,466	2,581	(4.5)	0.9	(5.4)
Cancer Diagnostics	1,983	—	n/a	n/a	n/a

Medical Devices —
Rhythm Management	2,179	1,944	12.1	1.5	10.6
Electrophysiology	2,522	2,190	15.2	1.4	13.8
Heart Failure	1,177	1,073	9.7	0.8	8.9
Vascular	2,366	2,212	7.0	1.8	5.2
Structural Heart	1,767	1,692	4.4	1.8	2.6
Neuromodulation	754	736	2.4	1.1	1.3
Diabetes Care	6,453	5,865	10.0	2.3	7.7
___________________________________

Notes:
Abbott's Amplatzer Amulet Left Atrial Appendage Occluder device and related accessories were transferred from Structural Heart to Electrophysiology on January 1, 2026. As a result, $156 million of sales in the first nine months of 2025 were moved from Structural Heart to Electrophysiology.

Beginning in 2026, Abbott aggregated its previously reported Rapid Diagnostics, Molecular Diagnostics, and Point of Care businesses into the Rapid and Molecular Diagnostics business.
On March 23, 2026, Abbott completed the acquisition of Exact Sciences. Following the acquisition, the sales of Exact Sciences are presented as Cancer Diagnostics.

In the first nine months of 2026, total Established Pharmaceutical Products sales, excluding the impact of foreign exchange, increased 8.7 percent. Excluding the favorable effect of foreign exchange, sales in Key Emerging Markets for Established Pharmaceutical Products increased 10.4 percent in the first nine months of 2026, led by double-digit growth in several countries across the Latin America and Asia Pacific regions. Other Emerging Markets, excluding the effect of foreign exchange, increased 3.6 percent in the first nine months of 2026.
Excluding the impact of foreign exchange, total Nutritional Products sales in the first nine months of 2026 decreased 2.1 percent, reflecting lower sales volumes across the adult nutritional and U.S. pediatric product portfolios.
In the first nine months of 2026, Diagnostic Products sales increased 30.8 percent, excluding the impact of foreign exchange. The inclusion of Exact Sciences and growth in Core Laboratory were partially offset by a decline in Rapid and Molecular Diagnostics. From the acquisition date of March 23, 2026, Diagnostic Products results included approximately $2.0 billion of sales from Exact Sciences, which are reported as Cancer Diagnostics.
In Core Laboratory, sales increased 4.0 percent in the first nine months of 2026, excluding the impact of foreign exchange, reflecting continued growth of diagnostic test sales on the Alinity® platform across the U.S. and international markets, including Latin America and Europe, partially offset by lower sales in China due to continued challenging market conditions. In Rapid and Molecular Diagnostics, sales decreased 5.4 percent in the first nine months of 2026, excluding the impact of foreign exchange, primarily reflecting lower demand for respiratory virus tests.
Excluding the impact of foreign exchange, total Medical Devices sales increased 7.8 percent in the first nine months of 2026, reflecting double‑digit growth in Electrophysiology and Rhythm Management, as well as high single-digit growth in Heart Failure and Diabetes Care. Diabetes Care sales increased 7.7 percent, excluding the impact of foreign exchange, driven by continued growth in Abbott’s continuous glucose monitoring (CGM) systems in the U.S. and internationally. CGM systems sales totaled $6.2 billion and $5.6 billion in the first nine months of 2026 and 2025, respectively, and increased 8.3 percent, excluding the impact of foreign exchange.
In the first nine months of 2026, Electrophysiology sales increased 13.8 percent, excluding the impact of foreign exchange, primarily reflecting increased sales of ablation catheters and related portfolio products. In Rhythm Management, sales increased 10.6 percent, excluding the impact of foreign exchange, primarily due to growth in Aveir® leadless pacemakers. In Heart Failure, sales increased 8.9 percent, excluding the impact of foreign exchange, primarily reflecting growth across the portfolio of ventricular assist devices and related accessories. In Vascular, sales increased 5.2 percent, excluding the impact of foreign exchange, primarily reflecting growth in endovascular products.
Abbott received several significant product approvals and launched new products in 2026. In May 2026, Abbott announced it secured CE Mark and in August 2026, Abbott announced U.S. Food and Drug Administration (FDA) approval for Libre® Duo, its dual glucose-ketone biowearable sensor. In August 2026, Abbott received CE Mark for its Amulet 360™ Left Atrial Appendage (LAA) Occluder, a device designed to reduce the risk of stroke in patients with atrial fibrillation (AFib). In August 2026, Abbott announced the launch of Similac® 360 Total Care® Made With Whole Milk, in the U.S., a commercially sterile, ready-to-feed liquid infant formula made with whole milk. In September 2026, Abbott announced FDA approval for its TactiFlex™ Duo Ablation Catheter, Sensor Enabled™, which delivers both pulsed field ablation (PFA) and radiofrequency (RF) energy to treat patients with AFib. In September 2026, Abbott launched SimpleScreen™ CRC, an FDA approved blood-based colorectal cancer screening test for adults age 45 and older who are at average risk for the disease.
The gross profit margin percentage was 50.3 percent and 51.7 percent for the third quarter and first nine months of 2026, respectively, compared to 51.7 percent and 52.4 percent for the third quarter and first nine months of 2025. The decrease in the third quarter and the first nine months of 2026 primarily reflects higher intangible amortization expense related to the Exact Sciences acquisition, as well as the unfavorable impact of higher costs and foreign exchange. These factors were partially offset by favorable business mix, including the addition of Exact Sciences, and continued margin improvement initiatives.
Research and development (R&D) expenses increased $154 million to $920 million, or 20.1 percent, in the third quarter of 2026 compared to the prior year, and increased $372 million to $2.6 billion, or 16.9 percent, in the first nine months of 2026 compared to the prior year. The increase in R&D expenses in the third quarter and the first nine months of 2026 primarily reflects the addition of the Exact Sciences business, as well as continued investment in development programs across multiple businesses.
Selling, general, and administrative (SG&A) expenses increased $1.2 billion to $4.3 billion in the third quarter, or 39.8 percent, and increased $2.8 billion to $12.0 billion, or 30.7 percent, in the first nine months of 2026. The increase primarily reflects the addition of the Exact Sciences business and related integration expenses, charges related to recent legal settlements, increased selling and marketing spend to drive growth across various businesses, and the unfavorable impact of foreign exchange.

Business Acquisition
On March 23, 2026, Abbott completed the acquisition of Exact Sciences for approximately $20.6 billion. The acquisition was funded primarily through the issuance of $20.0 billion of long-term debt in March 2026, with the remainder funded with cash on hand. Under the terms of the agreement, Abbott paid $105 per common share in cash. As part of the acquisition, Abbott assumed approximately $2.8 billion of Exact Sciences’ debt, nearly all of which was repaid. The acquisition of Exact Sciences has established Abbott's position in the cancer diagnostics market and expands its portfolio to include products such as Cologuard®, Oncotype DX®, and Cancerguard®.
The preliminary allocation of the fair value of the Exact Sciences acquisition is shown in the table below. During the third quarter of 2026, Abbott recorded measurement period adjustments, including a $3.2 billion increase in acquired intangible assets with a corresponding reduction to goodwill, which resulted in approximately $100 million of additional amortization expense recognized in the third quarter. Allocation of the purchase price of the acquisition will be finalized when the valuation of assets and liabilities is completed. The differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$16.0
Goodwill, non-deductible	8.9
Acquired net tangible assets	0.4
Deferred income taxes recorded at acquisition	(2.7)
Net debt	(2.0)
Total preliminary allocation of fair value	$20.6
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
If the acquisition had occurred as of the beginning of 2025, unaudited pro forma consolidated net sales would have been approximately $12.2 billion and $35.2 billion for the three and nine months ended September 30, 2025, respectively. Unaudited pro forma earnings before taxes for the three months ended September 30, 2025, would have been approximately $1.6 billion, reflecting interest expense of $0.2 billion and amortization expense related to acquired intangible assets of $0.4 billion. Unaudited pro forma earnings before taxes for the nine months ended September 30, 2025, would have been approximately $3.7 billion, reflecting transaction-related expenses of $0.5 billion, interest expense of $0.7 billion, and amortization expense related to acquired intangible assets of $1.1 billion. Unaudited pro forma consolidated net sales would have been approximately $13.0 billion and $37.5 billion for the three and nine months ended September 30, 2026, respectively. Unaudited pro forma earnings before taxes would have been approximately $1.4 billion for the three months ended September 30, 2026. For the nine months ended September 30, 2026, unaudited pro forma earnings before taxes would have been approximately $4.1 billion, after the effect of interest expense of $0.2 billion, amortization expense related to acquired intangible assets of $0.3 billion, and excluding transaction-related expenses of $0.5 billion that were directly attributable to the acquisition. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the Exact Sciences acquisition been completed as of the beginning of 2025, nor is it intended to be indicative of future results of operations of the combined entity.
In the first nine months of 2026, Abbott's condensed consolidated results include $2.0 billion of net sales related to Exact Sciences. Earnings of Exact Sciences included in Abbott's condensed consolidated financial statements since the acquisition date are not material to Abbott's consolidated net earnings.
Other (Income) Expense, net

Other (income) expense, net was income of $164 million in the third quarter of 2026, compared to income of $150 million in the third quarter of 2025, and income of $457 million in the first nine months of 2026, compared to income of $414 million in the first nine months of 2025. The higher income in the third quarter of 2026 primarily reflected income associated with the non-service cost components of net pension and post-retirement medical benefit costs. The higher income in the first nine months of 2026 primarily reflected higher income associated with the non-service cost components of net pension and post-retirement medical benefit costs and unfavorable fair value adjustments of contingent consideration liabilities in the prior year that did not reoccur.

Interest Expense, net
Interest expense, net increased by $253 million to $297 million in the third quarter of 2026 and increased by $521 million to $664 million in the first nine months of 2026. In the third quarter and the first nine months of 2026, interest expense increased primarily due to interest on debt incurred related to the acquisition of Exact Sciences.

Taxes on Earnings
Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2026 and 2025, taxes on earnings included $28 million and $91 million, respectively, in excess tax benefits associated with share-based compensation. In the first nine months of 2026 and 2025, taxes on earnings included approximately $540 million and $460 million, respectively, of tax expense related to a deferred tax asset that was recognized as a significant non-cash tax benefit in a prior year. In the first nine months of 2026 and 2025, taxes on earnings also included approximately $95 million of net tax expense and $90 million of net tax benefit, respectively, primarily as the result of the resolution of various tax positions related to prior years.
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

Separation of Abbott's Global Nutrition Business
In October 2026, Abbott announced its intention to separate its Nutrition business into an independent, publicly traded company. The new company's business will include the Nutritional Products segment, which includes a broad portfolio of adult and pediatric nutritional products, including the Similac®, PediaSure®, Pedialyte®, Glucerna®, and Ensure® brands. Abbott intends to separate the business through distribution of shares of the independent Nutrition company to Abbott shareholders. The transaction is intended to qualify as a tax-free separation for U.S. federal income tax purposes. Abbott expects to complete the transaction by the end of 2027, subject to customary conditions, including regulatory approvals, the effectiveness of a registration statement on Form 10, and final approval by the Abbott board of directors.
Liquidity and Capital Resources
The decrease in cash and cash equivalents from $8.5 billion at December 31, 2025, to $4.1 billion at September 30, 2026, primarily reflects the use of cash to fund the cash portion of the acquisition of Exact Sciences and repay the $2.8 billion of debt assumed in the acquisition, and fund payments related to dividends, legal settlements, share repurchases, and capital expenditures in the first nine months of 2026, partially offset by cash generated from operations.
Working capital was $7.3 billion at September 30, 2026, and $9.5 billion at December 31, 2025. The decrease in working capital in 2026 primarily reflects the reduction in cash, partially offset by increases in trade receivables and inventories and a decrease in the current portion of long-term debt.
In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first nine months of 2026 totaled $5.5 billion, a decrease of approximately $700 million from the prior year. Cash flow from operating activities decreased during the period, primarily due to legal settlement payments, higher inventory levels, and cash payments related to the settlement of equity awards associated with the Exact Sciences acquisition. These factors were partially offset by lower pension contributions and lower cash taxes paid. In the first nine months of 2026, Net cash from operating activities included the payment of cash taxes of $1.3 billion. Net cash from operating activities in the first nine months of 2025 included pension contributions of $256 million and cash tax payments of $1.5 billion.
At September 30, 2026, Abbott’s long-term debt rating was A+ by S&P Global Ratings and Aa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating.
As part of the acquisition, Abbott assumed approximately $2.8 billion of Exact Sciences’ debt, nearly all of which has been repaid.
On September 27, 2026, Abbott repaid the €1.14 billion outstanding principal amount on its 1.500% Notes upon maturity. The repayment equated to approximately $1.3 billion. On September 15, 2025, Abbott repaid the $500 million outstanding principal amount of its 3.875% Notes upon maturity. On March 17, 2025, Abbott repaid the $1.0 billion outstanding principal amount of its 2.95% Notes upon maturity.
In the first nine months of 2026, Abbott repurchased approximately 11.6 million of its common shares for $1.0 billion. As of September 30, 2026, $5.6 billion remains available for repurchase under the share repurchase program authorized by the board of directors in October 2024.
In each of the first three quarters of 2026, Abbott declared a quarterly dividend of $0.63 per share on its common shares, which represents an increase of 6.8 percent over the $0.59 per share dividend declared in each of the first three quarters of 2025.

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

(b)Changes in internal control over financial reporting. During the quarter ended September 30, 2026, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”), its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, and under Item 8.01 of its Current Report on Form 8-K filed on August 20, 2026, including those described below (as of September 30, 2026, except where noted below). While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

In the 2025 10-K, Abbott reported that the United States Department of Justice (DOJ), through the United States Attorney’s Office for the Western District of Michigan, was conducting an investigation related to Abbott’s manufacturing of powdered infant formula, and that the DOJ intervened, in part, in a civil qui tam lawsuit previously filed under seal against Abbott by three private individuals in the U.S. District Court for the Western District of Michigan. The qui tam lawsuit related to Abbott’s U.S. manufacturing of powdered infant formula products. The Attorneys General of several states filed a consolidated complaint-in-intervention in the same lawsuit. In September 2026, Abbott reached an agreement to resolve the DOJ investigations and the aforementioned complaints, pursuant to which Abbott agreed to pay approximately $385 million, plus attorneys’ fees and accrued interest, to resolve all claims. The settlement does not represent any finding of fault or liability, and no evidence was found that Abbott infant formula products caused the illnesses or deaths that prompted Abbott’s voluntary recall in 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	—	(1)	$—	—	$5,649,179,754	(2)
August 1, 2026 - August 31, 2026	—	(1)	—	—	5,649,179,754	(2)
September 1, 2026 - September 30, 2026	—	(1)	—	—	5,649,179,754	(2)
Total	—	(1)	$—	—	$5,649,179,754	(2)
____________________________________
1.These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.
2.On October 11, 2024, the board of directors authorized the repurchase of up to $7 billion of Abbott common shares, from time to time.

Item 6.     Exhibits

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ PHILIP P. BOUDREAU
Philip P. Boudreau
Executive Vice President, Finance and Chief Financial Officer

Date: November 4, 2026